Form 10-K
period 2011-12-31
SOLARFLEX CORP
filed 2012-03-26
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: _________

SOLARFLEX CORP

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817

(State of incorporation)	(IRS Employer ID Number)

c/o Sergei Rogov

12 Abba Hillel Silver Street, 11th Floor

Ramat Gan, 52506, Israel

Phone number: 972-3-753-9888

Fax number: 972-3-725-2632

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐      No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

The number of shares of the issuer’s common stock issued and outstanding as of  March 22, 2012, was 3,000,000 shares.

The Company’s Common Stock is currently not yet trading on the public markets

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Solarflex Corp” , unless the context otherwise indicates .

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on February 12, 2010. We are a development stage company established for the purpose of developing, manufacturing and selling a solar photovoltaic element (also known as a photovoltaic cell) based on certain proprietary technology that is expected to enable an increase in solar energy conversion and thus provide energy at a lower cost.  A photovoltaic element is a device that converts light into electrical flow.

On March 10, 2010, we entered into a patent sale agreement (the "Patent Sale Agreement ") with P.T Holding, represented by its owner, Dr. Boris Sigalov, whereby P.T. Holding sold to us all of P.T. Holding’s right, title, and interest in a patent application, Israel Patent Application Number 198369, (the “Patent Application”), for the design of and manufacturing method for a solar photovoltaic element.    P.T. Holding transferred the Patent Application to us in exchange for our agreeing to pay P.T. Holding a sum equal to 10% of the royalties that we will receive in relation to the Patent Application.

Our Company’s future product is based on the design detailed in Israel Patent Application Number 198369,  for the design of and manufacturing method for a solar photovoltaic element. If the product based on this technology is able to be successfully adopted and implemented in both home and business solar energy markets, we believe it will deliver a significant improvement in energy conversion efficiency and with that improvement, we believe the solar energy market will react favorably to a product that has the potential to deliver electricity at a lower cost.  However, as our Directors and officers have no experience in operating a company that sells solar photovoltaic elements we can only confirm the expected results defined in the patent application by developing a working prototype of the product. If that is accomplished, we hope that a product based on our technology will be able to achieve efficiency improvement compared to existing solar photovoltaic elements based on thin film technologies manufactured by First Solar and GE Solar. Until that prototype is developed and proven to deliver these results, we cannot verify or confirm such expectations. Nevertheless, we recognize that we still need to establish that the technology will work as expected, and that we can implement the technology in the production cycle of photovoltaic cells at low cost. Once a working prototype has been developed and produced and the patent application design is validated, which believe these positive results will enable us to develop and manufacture the device in commercial quantities, or license the manufacturing and related marketing and selling rights to a third party.

Although  a  working prototype has not yet been developed all of the above assertions  in relation to the expected  efficiency improvement and related cost savings ( including throughout  the prospectus ) are the assumptions of the current management based on the extensive and unique experience in the technology and software development  industry of the CEO and upon the review in depth of the acquired patent and its ramifications . A further in depth explanation of the patent and its proposed efficiency and cost savings should be read in the section’ PHOTOVOLTIC   ELEMENT TECHNOLOGY  ”in the business section of the Prospectus .

The Patent Application is for the design and manufacture of a solar photovoltaic element that absorbs the solar spectrum and that is expected to enable an increase in solar energy conversion. The device will be manufactured on the basis of at least one vacuum chamber and will include five layers. As soon as we raise the necessary funds, we will use the raised proceeds to develop a working prototype of the invention.  Although we have not yet engaged a manufacturer to construct a working prototype, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately twelve months to produce a working prototype, from design through construction.  Once a working prototype has been developed and produced, we will work to develop and manufacture the device in commercial quantities.

Business Summary

We were incorporated in Delaware on February 12, 2010, and we are a development stage company. We intend to engage in the development, manufacture, and distribution of a solar photovoltaic element (also known as a photovoltaic cell) based on certain proprietary technology that  is expected to enable an increase in solar energy conversion and thus provide energy at a lower cost.  A photovoltaic element is a device that converts light into electrical flow.

We plan to develop a working prototype of our invention for testing and evaluation.  We then plan to develop a manufacturing process for producing the photovoltaic elements for sale to solar panel producers.  We intend to manufacture and distribute the device ourselves.

We believe that a product based on the Solarflex technology can be adopted for both businesses and homes and we expect to develop commercial products of appropriate sizes and configurations for each of these markets. Our primary marketing consideration initially will be to focus more on areas in which solar energy is already popular. It is possible that building owners will be interested in purchasing our products, government agencies, large campuses such as universities and hospitals, etc. Essentially, any company, industry, or individual that uses electricity should benefit from using an alternative source of power, such as a product based on our technology.

In terms of entering into a licensing agreement with a company interested in licensing our technology, we believe there several potential opportunities that we can explore once we successfully develop a working prototype that can be used to show the potential of our technology. For example, we can approach building firms that are committed to including “green” technologies such as solar power in their projects.

The top three solar cell manufacturers in the field are Sharp Solar Corporation, based in Japan, Q-Cells from Germany, and Suntech Power Corporation, which has several bases, including in the United States, Europe and Africa. Other notable solar manufacturers around the world include BP Solar, First Solar, Shell Solar, Kyocera Solar, Mitsubishi Solar, and GE Solar. Each produces various solar devices based on its assets and technologies. We intend to develop and manufacture our solar photovoltaic element based on the manufacturing method detailed in the Patent Application. There are at least a dozen photovoltaic cell publicly traded companies in the world, several located in the United States and China. It is possible they would be interested in licensing our technology once we have a working prototype and can show affirmative results and energy savings beyond their current products or technologies. However, we also believe that there are other possible partnerships – including partnering or licensing to companies in the building industry, as previously mentioned.

Our proposed solar photovoltaic element will be comprised of five layers attached to a substrate.  The top and bottom layers will be conductive.  The three middle layers will be semi-conductive and consist of a positive layer (P-layer), an intrinsic layer (i-layer), and a negative layer (N-layer).  The three semi-conductive layers will be made of silicon.  The P-layer and the N-layer will be either  a doped layer or a heterojunction metal oxide layer.  The i-layer will be a graded band-gap layer.

A doped layer is a layer of material to which impurities have purposely been introduced (mechanically, electrically, or optically) in order to change the way the material reacts or performs in certain conditions.  It is used in photovoltaic cells to absorb light.   A heterojunction metal oxide layer is a layer of vanadium that changes its properties from conductor to semiconductor at 67°C.  The graded band-gap layer is a specially grown thin film made mainly of silicon with a variable band-gap.  The device will be manufactured on the basis of at least one vacuum chamber.

The product will be based on our detailed patent application (Israel Patent Application Number 198369), which includes both the design and manufacturing details of the device. We believe that our solar photovoltaic (photoelectric) element, once manufactured, will provide the performance of a solar element.  We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities, as well as execution of the Patent Sale Agreement. We currently have no employees other than our officers, who are also our Directors and work only part time.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, except for the purchase of all right, title, and interest in the Patent Application and the future rights in relation to the Patent Application. The Company has not been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither Solarflex Corp. nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Employees

Other than our current Directors and officers, we have two part-time employees..

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Item 1A. Risk Factors

In addition to the risk factors described in our Registration Statement on Form S1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our principal office is located c/o Sergei Rogov, 12 Abba Hillel Silver Street, 11 th Floor, Ramat Gan 52506, Israel. Our telephone number is +972-3-753-9888

.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not yet been eligible to be traded on the Over-The-Counter Bulletin Board.

Holders

As of March 22, 2012, there were 3,000,000 common shares issued and outstanding, which were held by 5 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011

Item 5. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of  Solarflex Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

Plan of Operation

 We are a development stage company that has acquired the rights to a patent application for the design of and manufacturing method for a solar photovoltaic conversion element which is expected to reduce cost, enhance the flexibility of the manufacturing process, improve manufacturing efficiency and absorb the solar spectrum better than current models, which should enable our product to increase solar energy conversion rates.

Our goal in the next twelve months is to complete development and production of a fully operational prototype of our solar photovoltaic conversion element, identify sub-contractors or licensees which will have the ability to design and manufacture our product in commercial quantities, and market our product to solar panel producers.

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the solar photovoltaic conversion element, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately twelve months, from design to manufacture, to produce a basic prototype of our product.  Once the prototype has been produced, we plan for the design and development of a commercial product to be carried out by specialist subcontractors offering expertise in several relevant disciplines, including plastics and metal, electricity and electronics, device design, operation and control, automation and mechanics, computer and microcomputers, and others.

We initially intend to focus on the following activities:

•	Locating third parties to perform research and development and engineering services
•	Completing development of our solar photovoltaic conversion element.
•	Producing a working prototype of our product.
•	Locating sub-contractors or licensees to design and manufacture our product in commercial quantities
•	Marketing our product to solar panel producers.

We estimate the cost to develop and produce the prototype at $14,000, which include $10,500 in technology development and engineering costs, and $3,500 for the manufacture of the prototype

The design and development of a working prototype of our product will be divided into three stages:

a) Technical Concept/Definition (three months) – to be performed by management and a third party contractor.

b) Engineering Specification (four months) – to be performed by management and a third party contractor.

c) Engineering & Preparation for Production & Actual Manufacture (four months) – to be performed by management and a third party contractor

If and when we have a viable prototype, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is either to manufacture the product ourselves through third party sub-contractors, and market the product as an off-the-shelf device, and/or to license the manufacturing rights to the product and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

Liquidity and Capital Resources

As of December 31, 2011 and as at December 31 2010 we had $562  in cash. We incurred a net loss of $16,465 for the fiscal year ended December 31, 2011 as compared with a net loss of $38,341  for the period December 31 2010.  Our cumulative net loss since inception is $54,806 , which is comprised entirely of general and administrative expenses .

The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Solarflex Corp.:

We have audited the accompanying balance sheets of Solarflex Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (February 12, 2010) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (February 12, 2010) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 12, 2012

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$562	$562
Deferred offering costs	25,000	25,000

Total current assets	25,562	25,562

Total Assets	$25,562	$25,562

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$25,091	$21,226
Loans from related parties - Directors and stockholders	54,977	42,377

Total current liabilities	80,068	63,603

Total liabilities	80,068	63,603

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(54,806)	(38,341)

Total stockholders' (deficit)	(54,506)	(38,041)

Total Liabilities and Stockholders' (Deficit)	$25,562	$25,562

The accompanying notes to financial statements

are an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	10,240	22,975	33,215
Consulting	-	10,000	10,000
Transfer agent fee	2,098	2,500	4,598
Legal - incorporation	-	1,500	1,500
Filing fees	4,127	1,366	5,493

Total general and administrative expenses	16,465	38,341	54,806

(Loss) from Operations	(16,465)	(38,341)	(54,806)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(16,465)	$(38,341)	$(54,806)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,000,000	2,888,545

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH DECEMBER 31, 2011

			(Deficit)
			Accumulated
			During the
	Common stock		Development
Description	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	3,000,000	300	-	300

Net (loss) for the period	-	-	(38,341)	(38,341)

Balance - December 31, 2010	3,000,000	$300	$(38,341)	$(38,041)

Net (loss) for the period	-	-	(16,465)	(16,465)

Balance - December 31, 2011	3,000,000	$300	$(54,806)	$(54,506)

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(16,465)	$(38,341)	$(54,806)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Deferred offering costs	-	(25,000)	(25,000)
Accounts payable and accrued liabilities	3,865	21,226	25,091

Net Cash Used in Operating Activities	(12,600)	(42,115)	(54,715)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	300	300
Proceeds from related party loans	12,600	42,377	54,977

Net Cash Provided by Financing Activities	12,600	42,677	55,277

Net (Decrease) Increase in Cash	-	562	562

Cash - Beginning of Period	562	-	-

Cash - End of Period	$562	$562	$562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Solarflex Corp. (“Solarflex” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. The Company also intends to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2011 and December 31, 2010.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accounts payable, accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended v, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. The Company also intends to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On March 10, 2010, the Company entered into a Patent Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Solar element and method of manufacturing the same”. In consideration of the sale the Company agrees to pay to seller a sum equal to 10% of the royalties that the Company will receive in relation to the patent for an indefinite period. The Israeli Patent number is 198369.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of March 31, 2011, the Company accrued $25,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on February 10, 2012.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On March 10, 2010, the Company entered into a Patent Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent application known as the “Solar element and method of manufacturing the same”. In consideration of the sale the Company agrees to pay to seller a sum equal to 10% of the royalties that the Company will receive in relation to the patent application for an indefinite period. The Israeli Patent number is 198369.

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2011, loans from related parties amounted to $54,977 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 660,000 shares of its common stock to individuals who are founders of the company for $66.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of March 31, 2011, the Company accrued $25,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on February 10, 2012.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,787	$8,818
Change in valuation allowance	(3,787)	(8,818)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$12,605	$8,818
Less - Valuation allowance	(12,605)	(8,818)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $55,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2011, the Company owed $54,977 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on February 24, 2010, the Company issued 2,340,000 shares of its common stock to Directors and officers for $234.

(8) Commitments

On March 10, 2010, the Company entered into a Patent Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Solar element and method of manufacturing the same”. In consideration of the sale the Company agrees to pay to seller a sum equal to 10% of the royalties that the Company will receive in relation to the patent for an indefinite period.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31 2011 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and INTERNAL ACCOUNTING OFFICER and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	Other Information.

On February 10 ,2012 the SEC declared the S1 of the Company effective to register 2,500,000 shares of its common stock and to raise gross proceeds of $75,000 from the issuance of the shares ..

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Sergei Rogov has been our Director since the Company’s inception in February 12, 2010, and our President since February 22, 2010. Mr. Rogov received his Bachelor of Science degree in Applied Mathematics from Polytechnic University in St. Petersburg, Russia in 1980. From 1999, he worked as a Senior Program Engineer in the Development Department of Identify Software Ltd., which in 2006 was acquired by BMC Software, to which he continued to provide services until 2009.  As part of his duties, Mr. Rogov works with various development teams. Following his work for BMC Software and until present, Mr. Rogov has continues to provide senior software development services to Rollsoft Ltd.  Prior to his position at Identity Software Ltd., he worked for Telegate Ltd. for two years as a Program Engineer, and for Prudence Ltd. for two years developing programs related to the electromagnetic fields for linear accelerators.

The Board has concluded that Mr. Rogov should serve as a Director because of his broad experience working with development teams and managing development efforts,  which experience he gained while working at Identify Software Ltd. as well as his experience in the management of development efforts ..

Vigars Kaktinieks has served as our Director since February 12, 2010. Mr. Kaktinieks studied and received his Bachelor of Science degree in Economics and Business Administration from the Stockholm School of Economics in Riga, Latvia in 2006. Mr. Kaktinieks is fluent in three languages and is learning a fourth. Since the beginning of 2009, he has worked as a Client Executive officer with AS SEB Banka. His responsibilities include banking, financial and investment advice to clients who receive personalized service, serving as a main reference and contact point for those clients.

From 2006 to the end of 2008, he served in various sales and management positions for AS Sampo Banka in Latvia and abroad, and attended technical training and seminars organized by AS Sampo Banka.  Between 2004 and 2010, Mr. Kaktinieks had also been involved in obtaining funding for projects and companies from several European Union funding initiatives. For example, Mr. Kaktinieks assisted local industries in Latvia with the completion of their applications for funding support from the Latvian government, which support was partially funded by the European Union.  In addition, Mr. Kaktinieks was involved in the preparation of proposals for the funding of projects submitted to both the Latvian government and various European Union reviewing bodies in various fields, including waste reprocessing, chemical processes, vehicles manufacturing, energy production, and nuclear processing.

From 2005 until 2006, he worked as an accounting assistant in Procter & Gamble’s marketing department in Latvia.

The Board has concluded that Mr. Kaktinieks should serve as a Director because of his extensive experience in financing and accounting.

Jonathan Berezovsky has been our Secretary, Treasurer, and Chief Financial Officer since February 22, 2010. Mr. Berezovsky received his Bachelor of Science degree in Business Economics from Universidad Torcuato Di Tella in Buenos Aires in 2008. Since 2009, he has been the V.P. of Business Development at Rollsoft Ltd., a software company, in Petach Tikvah, Israel. Prior to this, in parallel with his studies, he worked for 5 years as founder and CEO of Lanicuer, a company dealing with the manufacture and marketing of leather-made products, based in Buenos Aires, Argentina. Mr. Berezovsky is multi-lingual, having an average to excellent knowledge of English, Spanish, French and Hebrew.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinberg and Baer  CPA , an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 10.	Executive Compensation.

Summary Compensation

Since our incorporation , we have  not paid any compensation to any of  our Directors  in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our Directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation , no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation , no compensation has been paid to any of our Directors other than mentioned above  in consideration for their services rendered in their capacity as directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 22 ,2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,000,000 shares of our common stock issued and outstanding as of March 22 , 2012 . We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Sergei Rogov	1,200,000	40%

Vigars Kaktinieks	660,000	22%

Jonathan Berezovsky	480,000	16%

Ilmars Blumbergs	540,000	18%

Lapso Endo	120,000	4%

Total	3,000,000	100%

Total Officers and Affiliates	2,880,000	96%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2011, the Company owed $54,977 to Directors, officers, and principal stockholders of the Company for working capital loans.

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to Directors and officers at par value $0.0001 for $234.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Weinberg and Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2011	For Fiscal Year Ended December 31, 2010
Audit Fees	$8,000	$15,000

Tax Fees ( Paid to Alan Weinberg CPA )	$500	$500

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.         Exhibits and Financial Statement Schedules.

Exhibit	Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 8, 2012 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 8 , 2012 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 8 , 2012 )
10.1	Patent Assignment Agreement (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on February 8 , 2012 )

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solarflex Corp

Date: March 22 ,2012	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Jonathan Berezovsky
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22 ,2012	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, and Director

Date: March 22 , 2012	By:	/s/ Jonathan Berezovsky
Name: Title: Principal Accounting and Financial Officer , and Secretary

