Form 10-Q
period 2012-03-31
SOLARFLEX CORP
filed 2012-05-15
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:

Solarflex Corp.

(Exact name of registrant as specified in its charter)

Delaware	42-1771817
(State of incorporation)	(I.R.S. Employer Identification No.)

Solarflex Corp.

113 Barksdale Professional Center

Newark, DE 19711

Tel. 302-266-9367

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 15 2012, 3,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$562	$562
Deferred offering costs	25,000	25,000

Total current assets	25,562	25,562

Total Assets	$25,562	$25,562

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$29,091	$25,091
Loans from related parties - Directors and stockholders	68,477	54,977

Total current liabilities	97,568	80,068

Total liabilities	97,568	80,068

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(72,306)	(54,806)

Total stockholders' (deficit)	(72,006)	(54,506)

Total Liabilities and Stockholders' (Deficit)	$25,562	$25,562

The accompanying notes to financial statements

are an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5,500	-	38,715
Consulting	10,000	-	20,000
Transfer agent fee	-	-	4,598
Legal - incorporation	-	-	1,500
Filing fees	-	1,019	5,493
Franchise tax	2,000	-	2,000

Total general and administrative expenses	17,500	1,019	72,306

(Loss) from Operations	(17,500)	(1,019)	(72,306)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(17,500)	$(1,019)	$(72,306)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	3,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
Description	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	3,000,000	300	-	300

Net (loss) for the period	-	-	(38,341)	(38,341)

Balance - December 31, 2010	3,000,000	$300	$(38,341)	$(38,041)

Net (loss) for the period	-	-	(16,465)	(16,465)

Balance - December 31, 2011	3,000,000	$300	$(54,806)	$(54,506)

Net (loss) for the period	-	-	(17,500)	(17,500)

Balance - March 31, 2012	3,000,000	$300	$(72,306)	$(72,006)

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(17,500)	$(1,019)	$(72,306)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	-	(25,000)
Accounts payable and accrued liabilities	4,000	1,019	29,091

Net Cash Used in Operating Activities	(13,500)	-	(68,215)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	300
Proceeds from related party loans	13,500	-	68,477

Net Cash Provided by Financing Activities	13,500	-	68,777

Net (Decrease) Increase in Cash	-	-	562

Cash - Beginning of Period	562	562	-

Cash - End of Period	$562	$562	$562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2012 and 2011.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $68,477 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 660,000 shares of its common stock to individuals who are founders of the company for $66.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of March 31, 2012, the Company accrued $25,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on February 10, 2012.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,025	$234
Change in valuation allowance	(4,025)	(234)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$16,630	$12,605
Less - Valuation allowance	(16,630)	(12,605)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $72,300 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2012, the Company owed $68,477 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “SOLARFLEX CORP ,” Company,” “we,” “our” or “us” refer to SOLARFLEX CORP ..  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Business

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

Employees

Other than our current Directors and officers, we have three part-time employees.

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

General Working Capital

The Company is currently raising $75,000 in gross proceeds pursuant to the effective S1 Registration Statement . Ongoing corporate expenses are currently being funded by shareholder loans .

Liquidity and Capital Resources

Our balance sheet as of March 31 2012 reflects cash in the amount of $562. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2012 and March 31 2011 amounted to $17,500 and $1,019, respectively .

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.  Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters submitted to a vote of security holders during the three months ended March 31 2012.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	SOLARFLEX CORP

	By:	/s/ Sergei Rogov
Name SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2012	By:	/s/ Sergei Rogov
Name: SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Vigars Kaktinieks
Name: Vigars Kaktinieks
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

