Form 10-Q/A
period 2012-03-31
SOLARFLEX CORP
filed 2012-07-16
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Date: July 16, 2012	SOLARFLEX CORP

	By:	/s/ Sergei Rogov
Name SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2012	By:	/s/ Sergei Rogov
Name: SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

Date: July 16, 2012	By:	/s/ Vigars Kaktinieks
Name: Vigars Kaktinieks
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

