Form 10-Q
period 2012-06-30
SOLARFLEX CORP
filed 2012-08-13
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30 2012

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

As of June 30, 2012 , 3,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

Financial Statements-

Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2012, and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2012	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2012 and
2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

(SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$562	$562
Deferred offering costs	25,000	25,000

Total current assets	25,562	25,562

Total Assets	$25,562	$25,562

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$33,091	$25,091
Loans from related parties - Directors and stockholders	68,477	54,977

Total current liabilities	101,568	80,068

Total liabilities	101,568	80,068

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(76,306)	(54,806)

Total stockholders' (deficit)	(76,006)	(54,506)

Total Liabilities and Stockholders' (Deficit)	$25,562	$25,562

The accompanying notes to financial statements

are an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH JUNE 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-	-	-	-	-
Professional fees	4,000	2,600	9,500	2,600	42,715
Consulting	-	-	10,000	-	20,000
Transfer agent fee	-	1,948	-	1,948	4,598
Legal - incorporation	-	-	-	-	1,500
Filing fees	-	-	-	1,019	5,493
Franchise tax	-	-	2,000	-	2,000

Total general and administrative expenses	4,000	4,548	21,500	5,567	76,306

(Loss) from Operations	(4,000)	(4,548)	(21,500)	(5,567)	(76,306)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(4,000)	$(4,548)	$(21,500)	$(5,567)	$(76,306)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH JUNE 30, 2012

(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
Description	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	3,000,000	300	-	300

Net (loss) for the period	-	-	(38,341)	(38,341)

Balance - December 31, 2010	3,000,000	$300	$(38,341)	$(38,041)

Net (loss) for the period	-	-	(16,465)	(16,465)

Balance - December 31, 2011	3,000,000	$300	$(54,806)	$(54,506)

Net (loss) for the period	-	-	(21,500)	(21,500)

Balance - June 30, 2012	3,000,000	$300	$(76,306)	$(76,006)

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH JUNE 30, 2012

(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(21,500)	$(5,567)	$(76,306)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	-	(25,000)
Accounts payable and accrued liabilities	8,000	2,967	33,091

Net Cash Used in Operating Activities	(13,500)	(2,600)	(68,215)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	300
Proceeds from related party loans	13,500	2,600	68,477

Net Cash Provided by Financing Activities	13,500	2,600	68,777

Net (Decrease) Increase in Cash	-	-	562

Cash - Beginning of Period	562	562	-

Cash - End of Period	$562	$562	$562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2012 and 2011.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of June 30, 2011, the Company accrued $25,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on February 10, 2012.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2012, loans from related parties amounted to $68,477 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 660,000 shares of its common stock to individuals who are founders of the company for $66.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of June 30, 2012, the Company accrued $25,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective on February 10, 2012.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,945	$1,280
Change in valuation allowance	(4,945)	(1,280)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$17,550	$12,605
Less - Valuation allowance	(17,550)	(12,605)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $76,300 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2012, the Company owed $68,477 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “SOLARFLEX CORP ,” Company,” “we,” “our” or “us” refer to SOLARFLEX CORP .  Unless the context otherwise indicates.

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

W e believe that a product based on the Solarflex technology can be adopted for both businesses and homes and we expect to develop commercial products of appropriate sizes and configurations for each of these markets. Our primary marketing consideration initially will be to focus more on areas in which solar energy is already popular. It is possible that building owners will be interested in purchasing our products, government agencies, large campuses such as universities and hospitals, etc. Essentially, any company, industry, or individual that uses electricity should benefit from using an alternative source of power, such as a product based on our technology.

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

Liquidity and Capital Resources

Our balance sheet as of JUNE 30 2012 reflects cash in the amount of $562. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended JUNE 30 2012 and JUNE 30 2011 amounted to $21,500 and $5,567, respectively .

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters submitted to a vote of security holders during the six months ended JUNE 30 2012.

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

Date: August 13, 2012	SOLARFLEX CORP

	By:	/s/ Sergei Rogov
Name SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date August 13, 2012	By:	/s/ Sergei Rogov
Name: SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Vigars Kaktinieks
Name: Vigars Kaktinieks
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

