Form 10-Q
period 2012-09-30
SOLARFLEX CORP
filed 2012-11-13
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No *

As of September 30, 2012 , 5,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Financial Statements-

Balance Sheets as of September 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months and Nine Month Ended
September 30, 2012, and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2012	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and
2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$76,546	$562
Deferred offering costs	—	25,000

Total current assets	76,546	25,562

Total Assets	$76,546	$25,562

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$37,176	$25,091
Loans from related parties - Directors and stockholders	70,477	54,977

Total current liabilities	107,653	80,068

Total liabilities	107,653	80,068

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares authorized;
5,500,000 and 3,000,000 shares issued and outstanding, respectively	550	300
Additional paid-in capital	49,750	—
(Deficit) accumulated during the development stage	(81,407)	(54,806)

Total stockholders' (deficit)	(31,107)	(54,506)

Total Liabilities and Stockholders' (Deficit)	$76,546	$25,562

The accompanying notes to financial statements

are an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative-
Professional fees	4,562	4,000	14,062	6,600	47,277
Consulting	—	—	10,000	—	20,000
Transfer agent fee	2,085	—	2,085	1,948	6,683
Legal - incorporation	—	—	—	—	1,500
Filing fees	—	—	—	1,019	5,493
Other	773	—	773	—	773
Franchise tax	—	—	2,000	—	2,000

Total general and administrative expenses	7,420	4,000	28,920	9,567	83,726

(Loss) from Operations	(7,420)	(4,000)	(28,920)	(9,567)	(83,726)

Other Income (Expense)	2,319	—	2,319	—	2,319

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(5,101)	$(4,000)	$(26,601)	$(9,567)	$(81,407)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	4,521,739	3,000,000	3,510,949	3,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—
			—
Common stock issued for cash ($0.0001/share)	3,000,000	300	—	—	300
			—
Net (loss) for the period	—	—	—	(38,341)	(38,341)

Balance - December 31, 2010	3,000,000	$300	$—	$(38,341)	$(38,041)

Net (loss) for the period	—	—	—	(16,465)	(16,465)

Balance - December 31, 2011	3,000,000	$300	$—	$(54,806)	$(54,506)

Common stock issued for cash ($0.03/share),
net of offering costs	2,500,000	250	49,750	—	50,000

Net (loss) for the period	—	—	—	(26,601)	(26,601)

Balance - September 30, 2012	5,500,000	$550	$49,750	$(81,407)	$(31,107)

The accompanying notes to financial statements are

an integral part of these financial statements.

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (FEBRUARY 12, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(26,601)	$(9,567)	$(81,407)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	12,085	(3,033)	37,176

Net Cash Used in Operating Activities	(14,516)	(12,600)	(44,231)

Investing Activities:	—	—	—

Net Cash Used in Investing Activities	—	—	—

Financing Activities:
Proceeds from stock issued	75,000	—	75,300
Offering costs	—		(25,000)
Proceeds from related party loans	15,500	12,600	70,477

Net Cash Provided by Financing Activities	90,500	12,600	120,777

Net (Decrease) Increase in Cash	75,984	—	76,546

Cash - Beginning of Period	562	562	—

Cash - End of Period	$76,546	$562	$76,546

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2012 and 2011.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on February 10, 2012. On August 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $25,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2012, loans from related parties amounted to $70,477 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 660,000 shares of its common stock to individuals who are founders of the company for $66.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on February 10, 2012. On August 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $25,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$6,118	$2,200
Change in valuation allowance	(6,118)	(2,200)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$18,724	$12,605
Less - Valuation allowance	(18,724)	(12,605)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $81,400 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2012, the Company owed $70,477 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

General Working Capital

The Company In the third quarter raised $75,000 in gross proceeds pursuant to the effective S1 Registration Statement and issued 2,500,000 registered shares . The Company has began to implement its business model development in accordance to that outlined in the S1 registration statement .

Liquidity and Capital Resources

Our balance sheet as of September 30 2012 reflects cash in the amount of $76,546. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine months ended September 30 2012 and JUNE 30 2011 amounted to $28,920 and $26,601, and $9,567 and $9,567 respectively .

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

Date: November 9 , 2012	SOLARFLEX CORP

	By:	/s/ Sergei Rogov
Name SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 9 , 2012	By:	/s/ Sergei Rogov
Name: SERGEI ROGOV
Title: President and Director
(Principal Executive Officer)

Date: November 9 2012	By:	/s/ Vigars Kaktinieks
Name: Vigars Kaktinieks
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)