Form 10-K/A
period 2011-12-31
SOLARFLEX CORP
filed 2013-01-15
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Solarflex Corp

Date: January 14, 2013	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Jonathan Berezovsky
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 14, 2013	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, and Director

Date: January 14, 2013	By:	/s/ Jonathan Berezovsky
Name: Title: Principal Accounting and Financial Officer , and Secretary

