Form 10-K
period 2012-12-31
SOLARFLEX CORP
filed 2013-03-12
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 333-168068

SOLARFLEX CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Sergei Rogov, 12 Abba Hillel Silver Street, 11th Floor, Ramat Gan, Israel	52506
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: 972-3-753-9888

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001, par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 12, 2013, there was no trading market in the Company's common stock. As of March 12, 2013, the Company had 5,500,000 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

PART I

Item 1.  Business. Back to Table of Contents

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Solarflex Corp”, unless the context otherwise indicates.

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

Our Company’s future product is based on the design detailed in Israel Patent Application Number 198369, for the design of and manufacturing method for a solar photovoltaic element. If the product based on this technology is able to be successfully adopted and implemented in both home and business solar energy markets, we believe it will deliver a significant improvement in energy conversion efficiency and with that improvement, we believe the solar energy market will react favorably to a product that has the potential to deliver electricity at a lower cost. However, as our Directors and officers have no experience in operating a company that sells solar photovoltaic elements, we can only confirm the expected results defined in the patent application by developing a working prototype of the product. If that is accomplished, we hope that a product based on our technology will be able to achieve efficiency improvement compared to existing solar photovoltaic elements based on thin film technologies which are manufactured by First Solar and GE Solar. Until our prototype is developed and proven to deliver these results, we cannot verify or confirm our expectations. Nevertheless, we recognize that we still need to establish that our technology will work as expected, and that we can implement the technology in the production cycle of photovoltaic cells at low cost. Once a working prototype has been developed and produced and the patent application design is validated, we believe these positive results will enable us to develop and manufacture the device in commercial quantities, or license the manufacturing and related marketing and selling rights to a third party.

Although a working prototype has not yet been developed all of the above assertions in relation to the expected efficiency improvement and related cost savings (including throughout this Form 10-K) are the assumptions of the current management based on the extensive and unique experience in the technology and software development industry of the CEO and upon the review in depth of the acquired patent and its ramifications. A further in depth explanation of the patent and its proposed efficiency and cost savings should be read in the section’ PHOTOVOLTIC ELEMENT TECHNOLOGY ”in the business section of the Form 10-K .

Although a working prototype has not yet been developed all of the above assertions in relation to the expected efficiency improvement and related cost savings (including throughout this Form 10-K) are the assumptions of the current management based on the extensive and unique experience in the technology and software development industry of the CEO and upon the review in depth of the acquired patent and its ramifications. A further in depth explanation of the patent and its proposed efficiency and cost savings should be read in the section "PHOTOVOLTIC ELEMENT TECHNOLOGY”in the business section of this Form 10-K.

The Patent Application is for the design and manufacture of a solar photovoltaic element that absorbs the solar spectrum and that is expected to enable an increase in solar energy conversion. The device will be manufactured on the basis of at least one vacuum chamber and will include five layers. In August 2012, we received net proceeds of $50,000 from our sale of 2,500,000 shares in our public offering on Form S-1, after offering expenses of $25,000. Since August 2012, we have allocated approximately $_____ to development of the prototype. Although we have not yet engaged a manufacturer to construct a working prototype, based on our preliminary discussions with certain manufacturers, we believe that it will take approximately twelve months to produce a working prototype, from design through construction. Once a working prototype has been developed and produced, we will work with third-party manufacturers to develop and manufacture the device in commercial quantities.

Business Summary

Our business plan is to: (i) develop a working prototype of our invention for testing and evaluation; (ii) enter into arrangements with third parties for a manufacturing process to produce the photovoltaic elements for sale to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products. In the event that we able to generate adequate resources, whether from our operations or through debt or equity capital, of which there can be no assurance, we may explore the possibility of undertaking the manufacture and distribute of our device ourselves.

We believe that a product based on the Solarflex technology can be adopted for both business and residential customers and we expect to develop commercial products of appropriate sizes and configurations for each of these markets. Our primary marketing consideration initially will be to focus more on areas in which solar energy is already popular. It is possible that building owners will be interested in purchasing our products, government agencies, large campuses such as universities and hospitals, etc. Essentially, any company, industry, or individual that uses electricity should benefit from using an alternative source of power, such as a product based on our technology.

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

A doped layer is a layer of material to which impurities have purposely been introduced (mechanically, electrically, or optically) in order to change the way the material reacts or performs in certain conditions.  It is used in photovoltaic cells to absorb light.   A heterojunction metal oxide layer is a layer of vanadium that changes its properties from conductor to semiconductor at 67 C.  The graded band-gap layer is a specially grown thin film made mainly of silicon with a variable band-gap.  The device will be manufactured on the basis of at least one vacuum chamber.

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

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, except for the purchase of all right, title, and interest in the Patent Application and the future rights in relation to the Patent Application. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. The Company has not been involved in any mergers, acquisitions or consolidations neither Solarflex Corp. nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Employees

Other than our current Directors and officers, we have two part-time employees.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Item 1A. Risk Factors.Back to Table of Contents

In addition to the risk factors described in our Registration Statement on Form S1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell additional shares of our common stock and further funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses as a public reporting company as well as our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital in excess of the gross proceeds of $75,000 generated from our IPO, which may be in the form of loans from current stockholders and/or from public and private equity or debt offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations.

Item 1B.  Unresolved Staff Comments. Back to Table of Contents

None

Item 2.  Properties. Back to Table of Contents

Our principal office is located c/o Sergei Rogov, 12 Abba Hillel Silver Street, 11 th Floor, Ramat Gan 52506, Israel. Our telephone number is +972-3-753-9888.

Item 3.  Legal Proceedings. Back to Table of Contents

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

PART II

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Back to Table of Contents

Market Information

Since October 3, 2012, our common stock is quoted on the FINRA Bulletin Board under the symbol SFEX, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the FINRA Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$--	$--	$--	$--	$--	$--
Second Quarter ended June 30	$--	$--	$--	$--	$--	$--
Third Quarter ended September 30	$--	$--	$--	$--	$--	$--
Fourth Quarter ended December 31	$0.11	$0.10	$--	$--	$--	$--

The transfer agent of our common stock is Transfer Agent, 50 West Liberty Street, Suite 880, Reno, NV 89501. Phone (775) 322-0626.

Holders

As of March 12, 2013, there were 5,500,000 common shares issued and outstanding, which were held by 5 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2012.

Item 5. Selected Financial Data. Back to Table of Contents

A smaller reporting company is not required to provide the information required by this item.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Back to Table of Contents

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

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the solar photovoltaic conversion element, based on our preliminary discussions with certain manufacturers, we believe that it will take approximately twelve months, from design to manufacture, to produce a basic prototype of our product.  Once the prototype has been produced, we plan for the design and development of a commercial product to be carried out by specialist subcontractors offering expertise in several relevant disciplines, including plastics and metal, electricity and electronics, device design, operation and control, automation and mechanics, computer and microcomputers, and others.

We initially intend to focus on the following activities:

- Locating third parties to perform research and development and engineering services
- Completing development of our solar photovoltaic conversion element.
- Producing a working prototype of our product.
- Locating sub-contractors or licensees to design and manufacture our product in commercial quantities
- Marketing our product to solar panel producers.

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

Liquidity and Capital Resources

As of December 31, 2012 we had no cash as compared to $562 in cash as of December 31 2011. We incurred a net loss of $82,401 for the fiscal year ended December 31, 2012 as compared to a net loss of $16,465 for the period December 31, 2011. Our cumulative net loss since inception is $137,207, which is comprised entirely of general and administrative expenses.

The Company does not believe that without cash resources it will be able to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

- disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
- disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
- disclosure of information about credit-risk-related contingent features;
- and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

Item 6A. Quantitative and Qualitative Disclosures About Market Risk. Back to Table of Contents

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data. Back to Table of Contents

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS Back to Table of Contents

To the Board of Directors and Stockholders of Solarflex Corp.:

We have audited the accompanying balance sheets of Solarflex Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and from inception (February 12, 2010) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (February 12, 2010) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC
Baltimore, Maryland

February 25, 2013

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of December 31, 2012 and 2011

	As of	As of
	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$-	$562
Deferred offering costs	-	25,000
Total current assets	-	25,562

Total Assets	$-	$25,562

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$19,476	$25,091
Loans from related parties - directors and stockholders	67,431	54,977
Total current liabilities	86,907	80,068

Total liabilities	86,907	80,068

Stockholders' (Deficit):
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
5,500,000 and 3,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	550	300
Additional paid in capital	49,750	-
(Deficit) accumulated during the development stage	(137,207)	(54,806)
Total stockholders' (deficit)	(86,907)	(54,506)
Total Liabilities and Stockholders' (Deficit)	$0	$25,562

The accompanying notes to financial statements are an integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Years ended December 31, 2012 and 2011
And Cumulative From Inception (February 12, 2010) Through December 31, 2012

	Year	Year	Cumulative
	Ended	Ended	from
	December 31, 2012	December 31, 2011	Inception
Revenue	$-	$-	$-
Expenses:
General and administrative:
Professional fees	34,062	10,240	67,277
Consulting	42,000	-	52,000
Transfer agent fee	2,085	2,098	6,683
Legal - incorporation	-	-	1,500
Filing fees	3,800	4,127	9,293
Other	773	-	773
Franchise tax	2,000	-	2,000
Total general and administrative expenses	84,720	16,465	139,526

(Loss) from operations	(84,720)	(16,465)	(139,526)

Other income (expense)	2,319	-	2,319

Provision for income taxes	-	-	-
Net (loss)	$(82,401)	$(16,465)	$(137,207)

(Loss) per common share:
(Loss) per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	4,013,699	3,000,000

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period From Inception (February 12, 2010) Through December 31, 2012

				Deficit
	Common Stock		Additional	Accumulated
			Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance at Inception	-	-	-	-	-
Common stock issued for cash at $0.0001 per share	3,000,000	300	-	-	300
Net (loss) for the period	-	-	-	(38,341)	(38,341)
Balance at December 31, 2010	3,000,000	$300	$-	$(38,341)	$(38,041)
Net (loss) for the period	-	-	-	(16,465)	(16,465)
Balance at December 31, 2011	3,000,000	$300	$-	$(54,806)	$(54,506)
Common stock issued for cash at $0.03 per share, net of offering costs	2,500,000	250	49,750	-	50,000
Net (loss) for the period	-	-	-	(82,401)	(82,401)
Balance at December 31, 2012	5,500,000	$550	$49,750	$(137,207)	$(86,907)

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2012 and 2011
And Cumulative from Inception (February 12 2010) Through December 31, 2012

	Year	Year	Cumulative
	Ended	Ended	From
	December 31, 2012	December 31, 2011	Inception
Cash flows from operating activities:
Net (loss)	$(82,401)	$(16,465)	$(137,207)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities:
Accounts payable and accrued liabilities	(5,615)	3,865	19,476
Net cash used in operating activities	(88,016)	(12,600)	(117,731)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from stock issued	75,000	-	75,300
Offering costs	-	-	(25,000)
Proceeds from related party loans	12,454	12,600	67,431
Net cash provided by financing activities	87,454	12,600	117,731

Net (decrease) increase in cash	(562)	-	-
Cash - Beginning of period	562	562	-
Cash - End of period	$-	$562	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are integral part of these financial statements.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31,2012 and2011,the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on February 10, 2012. On August 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $25,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2012, loans from related parties amounted to $67,431 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On February 24, 2010, the Company issued 2,340,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 660,000 shares of its common stock to individuals who are founders of the company for $66.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on February 10, 2012. On August 6, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $25,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

The Company had deferred income tax assets as of December 31, 2012 and 2011, as follows:

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $137,200 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2012, the Company owed $67,431 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Back to Table of Contents

None.

Item 8A(T) Controls and Procedures. Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31, 2012 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control & Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

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

Changes in internal control over financial reporting

During the year ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information. Back to Table of Contents

On February 10 , 2012 the SEC declared the S1 of the Company effective to register 2,500,000 shares of its common stock and to raise gross proceeds of $75,000 from the issuance of the shares .

PART III

Item 9. Directors, Executive Officers and Corporate Governance. Back to Table of Contents

Directors and Executive Officers

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Sergei Rogov has been our Director since the Company's inception in February 12, 2010, and our President since February 22, 2010. Mr. Rogov received his Bachelor of Science degree in Applied Mathematics from Polytechnic University in St. Petersburg, Russia in 1980. From 1999, he worked as a Senior Program Engineer in the Development Department of Identify Software Ltd., which in 2006 was acquired by BMC Software, to which he continued to provide services until 2009.  As part of his duties, Mr. Rogov works with various development teams. Following his work for BMC Software and until present, Mr. Rogov has continues to provide senior software development services to Rollsoft Ltd.  Prior to his position at Identity Software Ltd., he worked for Telegate Ltd. for two years as a Program Engineer, and for Prudence Ltd. for two years developing programs related to the electromagnetic fields for linear accelerators.

The Board has concluded that Mr. Rogov should serve as a Director because of his broad experience working with development teams and managing development efforts, which experience he gained while working at Identify Software Ltd. as well as his experience in the management of development efforts .

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

From 2005 until 2006, he worked as an accounting assistant in Procter & Gamble's marketing department in Latvia.

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

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2012, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinberg and Baer  CPA , an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a financial expert on the board or an audit committee or nominating committee.

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

Item 10. Executive Compensation. Back to Table of Contents

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Back to Table of Contents

The following table lists, as of March 12, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,500,000 shares of our common stock issued and outstanding as of March 12, 2013 . We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Sergei Rogov	1,200,000	21.18%

Vigars Kaktinieks	660,000	12.00%

Jonathan Berezovsky	480,000	8.73%

Ilmars Blumbergs	540,000	9.82%

Lapso Endo	120,000	2.18%

Total Officers and Affiliates	2,880,000	52.36%

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

Item 12. Certain Relationships and Related Transactions, and Director Independence. Back to Table of Contents

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2012, the Company owed $54,977 to Directors, officers, and principal stockholders of the Company for working capital loans. On February 24, 2010, the Company issued 2,340,000 shares of its common stock to Directors and officers at par value $0.0001 for $234.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of independent directors. We do not believe that any of our directors currently meet the definition of independents; as promulgated by the rules and regulations of the American Stock Exchange.

Item 13. Principal Accounting Fees and Services. Back to Table of Contents

Our principal independent accountant is Weinberg and Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2012		For Fiscal Year Ended December 31, 2011
Audit Fees	$	_____	$8,000

Tax Fees ( Paid to Alan Weinberg CPA )	$	_____	$500

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14. Exhibits and Financial Statement Schedules. Back to Table of Contents

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

Solarflex Corp

Date: March 12, 2013	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Jonathan Berezovsky
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2013	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, and Director

Date: March 12, 2013	By:	/s/ Jonathan Berezovsky
Name: Title: Principal Accounting and Financial Officer , and Secretary