Form 10-Q
period 2013-03-31
SOLARFLEX CORP
filed 2013-05-02
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 333-168068

SOLARFLEX CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Sergei Rogov, 12 Abba Hillel Silver Street, 11th Floor, Ramat Gan, Israel	52506
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 3-753-9888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On March 31, 2013, the Registrant had 6,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMEMTS

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	5,642	-
Total current assets	5,642	-

Total Assets	$5,642	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable - trade	$19,476	$19,476
Advances payable to related parties - directors and stockholders	67,531	67,431
Total current liabilities	87,007	86,907

Total liabilities	87,007	86,907

Stockholders' Deficiency:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
6,000,000 and 5,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	600	550
Additional paid-in capital	64,700	49,750
Deficit accumulated during the development stage	(146,665)	(137,207)
Total stockholders' deficiency	(81,365)	(86,907)
Total Liabilities and Stockholders' Equity (Deficiency)	$5,642	$0

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations

	For the	For the	Cumulative from
	Three Months Ended	Three Months Ended	Inception (March 7, 2008)
	March 31, 2013	March 31, 2012	to March 31, 2013
Revenue	$0	$0	$0
Expenses:
General and administrative	9,458	17,500	148,984
Total general and administrative expenses	9,458	17,500	148,984

Loss from operations	(9,458)	(17,000)	(148,984)

Other income (expense):
Other income	0	0	2,319
Total costs and expenses	0	0	2,319

Net loss before income taxes	(9,458)	(17,000)	(146,665)
Income taxes	0	0	0
Net loss	$(9,458)	$(17,000)	$(146,665)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.01)

Weighted average shares outstanding (basic and diluted)	5,709,259	3,000,000

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	Cumulative from
	Three Months Ended	Three Months Ended	Inception (March 7, 2008)
	March 31, 2013	March 31, 2012	to March 31, 2013
Cash flows from operating activities:
Net loss	$(9,458)	$(17,500)	$(146,665)
Changes in net assets and liabilities:
Increase in accounts payable and accrued liabilities	0	4,000	19,476
Net cash used in operating activities	(9,458)	(13,500)	(127,189)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	15,000	0	90,300
Offering costs	0	0	(25,000)
Related party advances	100	13,500	67,431
Net cash provided by financing activities	15,100	13,500	132,831

Net (decrease) increase in cash	5,642	0	5,642
Cash - Beginning of period	0	562	0
Cash - End of period	$5,642	$562	$5,642

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

Emerging Growth Company Critical Accounting Policy Disclosure:We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Stockholders' Equity

Stock Issued for Cash

During the three months ended March 31, 2013, we issued 500,000 shares of our common stock in exchange for $15,000. The shares were sold for $0.03 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Although a working prototype has not yet been developed all of the above assertions in relation to the expected efficiency improvement and related cost savings ( including throughout the prospectus ) are the assumptions of the current management based on the extensive and unique experience in the technology and software development industry of the CEO and upon the review in depth of the acquired patent and its ramifications . A further in depth explanation of the patent and its proposed efficiency and cost savings should be read in the section’ PHOTOVOLTIC ELEMENT TECHNOLOGY ”in the business section of the Prospectus.

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

A doped layer is a layer of material to which impurities have purposely been introduced (mechanically, electrically, or optically) in order to change the way the material reacts or performs in certain conditions. It is used in photovoltaic cells to absorb light. A heterojunction metal oxide layer is a layer of vanadium that changes its properties from conductor to semiconductor at 67C. The graded band-gap layer is a specially grown thin film made mainly of silicon with a variable band-gap. The device will be manufactured on the basis of at least one vacuum chamber.

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

General Working Capital

The Company In the third quarter raised $75,000 in gross proceeds pursuant to the effective S1 Registration Statement and issued 2,500,000 registered shares . The Company has began to implement its business model development in accordance to that outlined in the S1 registration statement.

Results of Operations during the three-months period ended March 31, 2013 as compared to the three-months period ended March 31, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three monthd ended March 31, 2013, we incurred a net loss of $9,458 due to general and administrative expenses in the same amount compared to a net loss of $17,500 during the same period in the prior year also due to general and administrative expenses in the same amount.

Liquidity and Capital Resources

As of March 31, 2013, we had cash in the amount of $5,642. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our operating expenses and net loss for the three months ended March 31, 2013 and 2012 were $9,458 and $17,500, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the three months ended March 31, 2013, the Company sold 500,000 restricted shares for $15,000 or $0.03 per share, which proceeds were used for working capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solarflex Corp

Date: May 2, 2013	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Jonathan Berezovsky
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 2, 2013	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, and Director

Date: May 2, 2013	By:	/s/ Jonathan Berezovsky
Name: Title: Principal Accounting and Financial Officer , and Secretary