Form 10-Q
period 2013-06-30
SOLARFLEX CORP
filed 2013-08-14
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 333-168068

SOLARFLEX CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

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

On June 30, 2013, the Registrant had 13,500,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMEMTS

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,914	$-
Total current assets	3,914	-

Equipment, net	210,000	-

Total Assets	$213,914	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$-	$19,476
Advances payable to related parties - directors and stockholders	78,672	67,431
Total current liabilities	78,672	86,907

Total liabilities	78,672	86,907

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
13,500,000 and 5,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,350	550
Additional paid-in capital	288,950	49,750
Deficit accumulated during the development stage	(155,058)	(137,207)
Total stockholders' equity (deficit)	135,242	(86,907)
Total Liabilities and Stockholders' Equity	$213,914	$-

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
	For the	For the	For the	For the	Inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(February 12, 2010
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013
Revenue	$-	$-	$-	-	-
Expenses:
General and administrative	8,393	4,000	17,851	21,500	157,377
Total general and administrative expenses	8,393	4,000	17,851	21,500	157,377

(Loss) from operations	(8,393)	(4,000)	(17,851)	(21,500)	(157,377)

Other income (expense):
Other income	-	-	-	-	2,319
Total costs and expenses	8,393	4,000	17,851	21,500	155,058

Net loss before income taxes	(8,393)	(4,000)	(17,851)	(21,500)	(155,058)
Income taxes	-	-	-	-	-
Net loss	$(8,393)	$(4,000)	$(17,851)	(21,500)	(155,058)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
(basic and diluted)	10,507,326	3,000,000	8,121,547	3,000,000

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
	For the	For the	Inception
	Six Months Ended	Six Months Ended	(February 12, 2010)
	June 30, 2013	June 30, 2012	to June 30, 2013
Cash flows from operating activities:
Net loss	$(17,851)	$(21,500)	$(155,058)
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(8,235)	8,000	11,241
Net cash used in operating activities	(26,086)	(13,500)	(143,817)

Cash flows from investing activities:
Purchase of equipment	(30,000)	-	(30,000)
Net cash used in investing activities	(30,000)	-	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,000	-	135,300
Offering costs	-	-	(25,000)
Related party advances	-	13,500	67,431
Net cash provided by financing activities	60,000	13,500	177,731

Net (decrease) increase in cash	3,914	-	3,914
Cash - Beginning of period	-	562	-
Cash - End of period	$3,914	$562	$3,914

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Common stock issued to purchase equipment	$180,000	$-	$180,000
Payables assumed by related parties	$11,241	$-	$11,241

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2013

1. The Company and Significant Accounting Policies

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

Significant Accounting Policies
Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. The equipment carried on the June 30, 2013 balance sheet (a multiple target industrial vacuum) has not yet been placed in service.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2013
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions
The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2013. We are not under examination by any jurisdiction for any tax year. At June 30, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:
-    Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-    Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Stock Issued for cash
During the six months ended June 30, 2013 we issued 2,000,000shares of our common stock in exchange for $60,000. The shares were sold for $0.03 per share. 1,500,000 of those shares, resulting in proceeds of $45,000, were issued during the three months ended June 30, 2013. We also issued 6,000,000 shares valued at $0.03 or $180,000 as consideration for the purchase of equipment during the three months ended June 30, 2013.

3. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. Subsequent Events

On July 15, the Company issued a $5,000 convertible note for working capital purposes.

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

General Working Capital

During the six months ended June 30, 2013, the Company raised $60,000 through the issuance of 2,000,000 restricted shares.

Results of Operations during the three-month period ended June 30, 2013 as compared to the three-month period ended June 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company. During the three months ended June 30, 2013, we incurred a net loss of $8,393 due to general and administrative expenses in the same amount compared to a net loss of $4,000 during the same period in the prior year also due to general and administrative expenses in the same amount.

Results of Operations during the six-month period ended June 30, 2013 as compared to the six-month period ended June 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company. During the six months ended June 30, 2013, we incurred a net loss of $17,851 due to general and administrative expenses in the same amount compared to a net loss of $21,500 during the same period in the prior year also due to general and administrative expenses in the same amount.

Liquidity and Capital Resources

As of June 30, 2013, we had cash in the amount of $3,914. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our operating expenses and net loss for the six months ended June 30, 2013 and 2012 were $17,851 and $21,500, respectively.

We used $26,086 in our operating activities during the six-month period ended June 30, 2013, which was primarily due to a net loss of $17,851and a decrease in accounts payable of $8,235. We used $13,500 in our operating activities during the six-month period ended June 30, 2012, which was due to a net loss of $21,500 and an increase in accounts payable and accrued expenses of $8,000.

We financed our negative cash flow from operations during the six months ended June 30, 2013 through the issuance of common stock in the amount of $60,000. During the six months ended June 30, 2012, we financed our negative cash flow from operations through advances from related parties in the amount of $13,500.

During the three-months ended June 30, 2013, we purchased equipment valued at $180,000 in exchange for the issuance of 6,000,000 restricted shares and a $30,000 cash payment.

We had no investing activities during the three and six months ended June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the three months ended June 30, 2013, the Company issued 2,000,000 restricted shares to the following individuals in exchange for cash:

Title	Shares Issued	Persons	Consideration Per Share
Common Stock	333,334	Amir Uziel	$0.03 per share in cash pursuant to Section 4(2)
Common Stock	500,000	Isaac Berezovsky	$0.03 per share in cash pursuant to Section 4(2)
Common Stock	500,000	Common Market Development Inc.	$0.03 per share in cash pursuant to Section 4(2)
Common Stock	333,333	L+L Holding Ltd.	$0.03 per share in cash pursuant to Section 4(2)
Common Stock	333,333	Levi Krasney	$0.03 per share in cash pursuant to Section 4(2)

In addition, we issued 6,000,000 to International Executive Consulting SPRL in exchange for equipment valued at $180,000.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

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

Solarflex Corp

Date: August 14, 2013	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer and Chief Financial Officer