Form 10-Q
period 2013-09-30
SOLARFLEX CORP
filed 2013-11-12
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission File Number: 0-55081

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

On September 30, 2013, the Registrant had 135,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMEMTS

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$2,919	$-
Total current assets	2,919	-

Equipment, net	194,005	-

Total Assets	$196,924	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$-	$19,476
Accrued interest	133	-
Advances payable to related parties - directors and stockholders	78,672	67,431
Total current liabilities	78,805	86,907

Long-term debt:
Convertible notes payable, net of discount	1,100	-
Total liabilities	79,915	86,907

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,000,000 and 55,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,500	5,500
Additional paid-in capital	291,183	44,800
Deficit accumulated during the development stage	(187,674)	(137,207)
Total stockholders' equity (deficit)	117,009	(86,907)
Total Liabilities and Stockholders' Equity (Deficit)	$196,924	$-

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Three and Nine-Months Ended September 30, 2013 and 2012 and From Inception (February 12, 2010) to September 30, 2013
(Unaudited)

					Cumulative from
	For the	For the	For the	For the	Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(February 12, 2010
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue	$-	$-	$-	-	-
Expenses:
General and administrative	10,995	7,420	28,846	28,920	168,372
Depreciation expense	15,995	-	15,995	-	15,995
Total general and administrative expenses	26,990	7,420	44,841	28,920	184,367

(Loss) from operations	(26,990)	(7,420)	(44,841)	(28,920)	(184,367)

Other income (expense):
Interest expense	(5,626)	-	(5,626)	-	(5,626)
Other income	-	2,319	-	2,319	2,319
Total costs and expenses	32,616	5,101	50,467	26,601	187,674

Net loss before income taxes	(32,616)	(5,101)	(50,467)	(26,601)	(187,674)
Income taxes	-	-	-	-	-
Net loss	$(32,616)	$(5,101)	$(50,467)	(26,601)	(187,674)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
(basic and diluted)	135,000,000	42,217,390	99,401,710	35,109,490

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2013 and 2012 and From Inception (February 12, 2010) to September 30, 2013
(Unaudited)

			Cumulative from
	For the	For the	Inception
	Nine Months Ended	Nine Months Ended	(February 12, 2010)
	September 30, 2013	September 30, 2012	to September 30, 2013
Cash flows from operating activities:
Net loss	$(50,467)	$(26,601)	$(187,674)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	1,100	-	1,100
Depreciation expense	15,995		15,995
Imputed interest	4,383	-	4,383
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(19,343)	12,085	133
Net cash used in operating activities	(48,322)	(14,516)	(166,053)

Cash flows from investing activities:
Purchase of equipment	(30,000)	-	(30,000)
Net cash used in investing activities	(30,000)	-	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,000	75,000	135,300
Offering costs	-	-	(25,000)
Proceeds of convertible debt	10,000	-	10,000
Proceeds from related party loans	11,241	15,500	78,672
Net cash generated by financing activities	81,241	90,500	198,972

Net (decrease) increase in cash	2,919	75,984	2,919
Cash - Beginning of period	-	562	-
Cash - End of period	$2,919	$76,546	$2,919

Supplemental Cash Flow Disclosure:
Common stock issued to purchase equipment	$180,000	$-	$180,000
Debt discount	$10,000	$-	$10,000

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Notes to Unaudited Interim Financial Statements
September 30, 2013

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. The equipment carried on the September 30, 2013 balance sheet (a multiple target industrial vacuum) has not yet been placed in service. However, its value decreases by passage of time.

Our property and equipment together with their estimated useful lives, consisted of the following:

	Years	September 30, 2013	December 31, 2012
Equipment	5	$210,000	$-
Less accumulated depreciation and amortization		15,995	-
Net property and equipment		$194,005	$-

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

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

• Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

• Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

• Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

• In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at September 30, 2013
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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Recent issuances of common stock

During the nine months ended September 30, 2013, we issued 2,000,000 shares of our common stock in exchange for $60,000. The shares were sold for $0.03 per share. 1,500,000 of those shares, resulting in proceeds of $45,000, were issued during the three months ended June 30, 2013. We also issued 6,000,000 shares valued at $0.03 or $180,000 as consideration for the purchase of equipment during the three months ended June 30, 2013.

Common Stock Split

On September20, 2013, we declared a forward split of our common stock. The formula provided that every one (1) issued and outstanding shares of common stock of the Corporation be automatically split into ten (10) shares of common stock. The forward stock split was effective September 20, 2013 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the forward split had occurred at inception, February 12, 2010.

3. Convertible Notes

Current Interim Reporting Periods:

During 2013, the Company signed unsecured promissory notes with unrelated parties for an aggregate of $10,000. The note bears interest at12% per annum and is due approximately one year from the date of issuance. The note has a conversion right that allows the holder of the note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $10,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the period ended September 30, 2013, the Company has recognized $133 in accrued interest expense related to the convertible note and has amortized $1,110 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

September 30, 2013
Face amount of the notes	$10,000
less unamortized discount	(8,990)
Carrying Value	$1,110

4. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Subsequent Events

There were no material subsequent events following the period ended September, 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS.

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

On September 20, 2013 in connection with a one for ten forward stock split, our board of directors and a majority of consenting stockholders have adopted and approved an Amendment to our Certificate of Incorporation to increase the number of our authorized shares of Common Stock from 500,000,000 to 1,980,000,000 shares and to authorize 20,000,000 shares of Preferred Stock. The authorized capital stock of the Corporation shall therefore be two billion shares (2,000,000,000 shares), of which one billion nine hundred and eighty million (1,980,000,000) shares shall be shares of Common Stock and twenty million (20,000,000) shares shall be Preferred Stock, which may be issued in one or more series. The Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the Preferred Stock and any series thereof pursuant to Section 151 of the Delaware General Corporation Law.

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

Results of Operations during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses and other income. During the three-month period ended September 30, 2013, we incurred a net loss of $32,616 due to general and administrative expenses of $10,995, depreciation expense of $15,995 and interest expense of $5,626 compared to a net loss of $5,101 due to general and administrative expenses of $7,420 and other income of $2,319 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the nine-month period ended September 30, 2013, we incurred a net loss of $50,467 due to general and administrative expenses of $28,846, depreciation expense of $15,995 and interest expense of $5,626 compared to a net loss of $26,601 due to general and administrative expenses of $28,920 and other income of $2,319 during the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2013, we had cash in the amount of $2,919. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. As of September 30, 2013, our total current liabilities were $78,805 consisting of $133 in accrued interest and $78,672 in advances payable to related parties. We had long-term liabilities of $1,100 as of September 30, 2013 due to a convertible note. As of September 30, 2013, our total liablities were $79,915.

We used $48,322 in our operating activities during the nine-month period ended September 30, 2013, which was primarily due to a net loss of $50,567 and a decrease in accounts payable of $19,343 offset by expenses related to amortization of $1,100 in debt discount, depreciation expense of $15,995 and imputed interest of $4,383. We used $14,516 in our operating activities during the nine-month period ended September 30, 2012, which was due to a net loss of $26,601 offset by an increase in accounts payable and accrued expenses of $12,085.

We financed our negative cash flow from operations during the nine months ended September 30, 2013 through the issuance of common stock in the amount of $60,000, the issuance of a $10,000 convertible note and advances from related parties totaling $11,241. During the nine months ended September 30, 2012, we financed our negative cash flow from operations through the issuance of common stock in the amount of $75,000 and advances from related parties in the amount of $15,500.

During the nine-months ended September 30, 2013, our investing activities consisted of a $30,000 cash payment in connection with the purchase of equipment.

We had no investing activities during the three and nine months ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management has identified corrective actions for the weakness and has begun implementation during the remainder of 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the nine months ended September 30, 2013, the Company issued 2,000,000 restricted shares to the following individuals in exchange for cash:

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

Solarflex Corp

Date: November 12, 2013	By:	/s/ Sergey Rogov
Name:
Title: Chief Executive Officer and Chief Financial Officer