Form 10-K
period 2013-12-31
SOLARFLEX CORP
filed 2014-03-25
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 333-168068

SOLARFLEX CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

c/o Sergey Rogov, 12 Abba Hillel Silver Street, 11th Floor, Ramat Gan, Israel	52506
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: 972-3-753-9888

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001, par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 24, 2014, the aggregate market value of the 58,500,030 common stock held by non-affiliates of the Registrant was approximately $7,605,000 based on the last trade of the Registrants common stock at $0.13 on March 24, 2014. On March 24, 2014, the Registrant had 134,999,990 shares of common stock outstanding.
As of March 24, 2014, the Company had 134,999,990 shares of common stock outstanding.

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

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our," "us" or "Solarflex Corp", unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources." We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

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

On March 10, 2010, we entered into a patent sale agreement (the "Patent Sale Agreement") with P.T Holding, represented by its owner, Dr. Boris Sigalov, whereby P.T. Holding sold to us all of P.T. Holding's right, title, and interest in a patent application, Israel Patent Application Number 198369, (the "Patent Application"), for the design of and manufacturing method for a solar photovoltaic element.  P.T. Holding transferred the Patent Application to us in exchange for our agreeing to pay P.T. Holding a sum equal to 10% of the royalties that we will receive in relation to the Patent Application.

Our Company's future product is based on the design detailed in Israel Patent Application Number 198369, for the design of and manufacturing method for a solar photovoltaic element. If the product based on this technology is able to be successfully adopted and implemented in both home and business solar energy markets, we believe it will deliver a significant improvement in energy conversion efficiency and with that improvement, we believe the solar energy market will react favorably to a product that has the potential to deliver electricity at a lower cost. However, as our Directors and officers have no experience in operating a company that sells solar photovoltaic elements, we can only confirm the expected results defined in the patent application by developing a working prototype of the product. If that is accomplished, we hope that a product based on our technology will be able to achieve efficiency improvement compared to existing solar photovoltaic elements based on thin film technologies which are manufactured by First Solar and GE Solar. Until our prototype is developed and proven to deliver these results, we cannot verify or confirm our expectations. Nevertheless, we recognize that we still need to establish that our technology will work as expected, and that we can implement the technology in the production cycle of photovoltaic cells at low cost. Once a working prototype has been developed and produced and the patent application design is validated, we believe these positive results will enable us to develop and manufacture the device in commercial quantities, or license the manufacturing and related marketing and selling rights to a third party.

Although a working prototype has not yet been developed all of the above assertions in relation to the expected efficiency improvement and related cost savings (including throughout this Form 10-K) are the assumptions of the current management based on the extensive and unique experience in the technology and software development industry of the CEO and upon the review in depth of the acquired patent and its ramifications. A further in depth explanation of the patent and its proposed efficiency and cost savings should be read in the section "PHOTOVOLTIC ELEMENT TECHNOLOGY" in the business section of this Form 10-K.

The Patent Application is for the design and manufacture of a solar photovoltaic element that absorbs the solar spectrum and that is expected to enable an increase in solar energy conversion. The device will be manufactured on the basis of at least one vacuum chamber and will include five layers. In August 2012, we received net proceeds of $50,000 from our sale of 2,500,000 shares in our public offering on Form S-1, after offering expenses of $25,000. Since August 2012, we have allocated approximately $183,972 to development of the prototype. Although we have not yet engaged a manufacturer to construct a working prototype, based on our preliminary discussions with certain manufacturers, we believe that it will take approximately twelve months to produce a working prototype, from design through construction. Once a working prototype has been developed and produced, we will work with third-party manufacturers to develop and manufacture the device in commercial quantities.

Recent Developments

On May 14, 2013, the Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL (the "Seller"), organized under the laws of Belgium (the "Agreement"). Pursuant to the terms of the Agreement, the Registrant acquired certain machinery in consideration for a cash payment of $30,000 and the issuance of 6,000,000 shares of the Registrant's common stock valued at $180,000 or $.03 per share, representing approximately 44% of the Registrant's outstanding shares on the date of the Agreement. In addition, the Registrant has granted the Seller the right to designate one person to serve on the Registrant's board of directors.

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. At the time of the equipment was acquired, the machine was not in working order. As of December 31, 2013, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine in working order, and given the circumstances the equipment was impaired at December 31, 2013.

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

In terms of entering into a licensing agreement with a company interested in licensing our technology, we believe there several potential opportunities that we can explore once we successfully develop a working prototype that can be used to show the potential of our technology. For example, we can approach building firms that are committed to including "green" technologies such as solar power in their projects.

The top three solar cell manufacturers in the field are Sharp Solar Corporation, based in Japan, Q-Cells from Germany, and Suntech Power Corporation, which has several bases, including in the United States, Europe and Africa. Other notable solar manufacturers around the world include BP Solar, First Solar, Shell Solar, Kyocera Solar, Mitsubishi Solar, and GE Solar. Each produces various solar devices based on its assets and technologies. We intend to develop and manufacture our solar photovoltaic element based on the manufacturing method detailed in the Patent Application. There are at least a dozen photovoltaic cell publicly traded companies in the world, several located in the United States and China. It is possible they would be interested in licensing our technology once we have a working prototype and can show affirmative results and energy savings beyond their current products or technologies. However, we also believe that there are other possible partnerships - including partnering or licensing to companies in the building industry, as previously mentioned.

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

Item 1A. Risk Factors. Back to Table of Contents

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

None.

Item 2.  Properties. Back to Table of Contents

Our principal office is located c/o Sergei Rogov, 12 Abba Hillel Silver Street, 11 th Floor, Ramat Gan 52506, Israel. Our telephone number is +972-3-753-9888.

Item 3.  Legal Proceedings. Back to Table of Contents

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Back to Table of Contents

Market Information

Since October 3, 2012, our common stock is quoted on the FINRA Bulletin Board under the symbol SFEX, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the FINRA Bulletin Board limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The information below has been adjusted for a one-for-ten (10:1) forward split effective December 3, 2013.
	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.18	$0.10	$--	$--	$--	$--
Second Quarter ended June 30	$0.18	$0.10	$--	$--	$--	$--
Third Quarter ended September 30	$0.10	$0.10	$--	$--	$--	$--
Fourth Quarter ended December 31	$0.11	$0.10	$0.10	$0.00	$--	$--

The transfer agent of our common stock is Transfer Agent, 50 West Liberty Street, Suite 880, Reno, NV 89501. Phone (775) 322-0626.

Holders

As of March 28, 2014, there were 134,999,990 common shares issued and outstanding, which were held by 39 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2013.

Item 6. Selected Financial Data. Back to Table of Contents

A smaller reporting company is not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Back to Table of Contents

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of  Solarflex Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management's Discussion and Analysis or Plan of Operations ("MD&A") section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under "Risk Factors" or elsewhere in this Report.

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

We estimate the cost to develop and produce the prototype at $14,000, which include $10,500 in technology development and engineering costs, and $3,500 for the manufacture of the prototype.

The design and development of a working prototype of our product will be divided into three stages:

a) Technical Concept/Definition (three months) - to be performed by management and a third party contractor.
b) Engineering Specification (four months) - to be performed by management and a third party contractor.
c) Engineering & Preparation for Production & Actual Manufacture (four months) - to be performed by management and a third party contractor

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

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2013, we incurred a net loss of $269,255 due to expenses consisting of general and administrative expenses of $47,351, interest expenses of $11,904, depreciation expenses of $26,495 and expenses of $183,505 related to impairment of fixed assets compared to a net loss of $82,401 due to general and administrative expenses of $84,720 and other income of $2,319 during the year ended December 31, 2012.

Liquidity and Capital Resources

On December 31, 2013, we had $971 in cash as compared to no cash at December 31, 2012. We had total current liabilities of $12,617 consisting of $6,557 in accrued expenses, $649 in accrued interest and $5,411 in current portion of long term debt net of discount to current liabilities of $86,907, comprised of $19,476 in accounts payable and $67,431 in advances payable to related parties. Our accumulated deficits as of December 31, 2013 and 2012 were $406,462 and $137,207, respectively.

We used $60,270 in our operating activities during the year 2013, which was mainly due to a net loss of $269,255 offset by increases in amortization of debt discount of $5,411, depreciation expenses of $26,495, imputed interest of $5,844 and a decrease in accounts payable and accrued liabilities by $12,270 and charges of $183,505 related to impairment of fixed assets. We used $88,016 in our operating activities during the year 2012, which was mainly due to a net loss of $82,401 and a decrease in accounts payable and accrued liabilities of $5,615.

We financed our negative cash flow from operations in 2013 through proceeds from issuance of common stock in the amount of $60,000, $11,241 in loans from a related party and proceeds from the issuance of convertible notes of $20,000, representing total cash generated by financing activities of $91,241. We financed our negative cash flow from operations in 2012 through proceeds from issuance of common stock in the amount of $75,000 and $12,454 in loans from a related party.

We used $30,000 in investing activities to purchase equipment compared to no investing activities in 2013.

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

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension0related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013002 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013001, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011011. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011011 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011011, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013001 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012003, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 3309250, and Corrections Related to FASB Accounting Standards Update 2010022 (SEC Update)" in Accounting Standards Update No. 2012-003. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-003 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Back to Table of Contents

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data. Back to Table of Contents

SOLARFLEX CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Solarflex Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Solarflex Corp. (A Development Stage Company) as of December 31, 2013 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from inception (February 12, 2010) until December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Solarflex Corp. as of December 31, 2012, were audited by other auditors whose report dated February 25, 2013 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders of Solarflex Corp.:

We have audited the accompanying balance sheet of Solarflex Corp. (a Delaware corporation in the development stage) as of December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2012, and the results of its operations and its cash flows for the years ended December 31, 2012 and from inception (February 12, 2010) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC
Baltimore, Maryland

February 25, 2013

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	971	-
Total current assets	971	-

Total Assets	$971	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$-	$19,476
Accrued expenses	6,557	-
Accrued interest	649	-
Current portion of convertible notes payable, net of discount	5,411	-
Advances payable to related parties - directors and stockholders	-	67,431
Total current liabilities	12,617	86,907

Total liabilities	12,617	86,907

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
134,999,990 and 55,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	13,500	5,500
Additional paid in capital	381,316	44,800
(Deficit) accumulated during the development stage	(406,462)	(137,207)
Total stockholders' equity (deficit)	(11,646)	(86,907)
Total Liabilities and Stockholders' Equity (Deficit)	$971	$0

The accompanying notes to financial statements are an integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Years ended December 31, 2013 and 2012
And Cumulative From Inception (February 12, 2010) Through December 31, 2013

			Cumulative from
	Year	Year	Inception to
	Ended	Ended	(February 12, 2010)
	December 31, 2013	December 31, 2012	to December 31, 2013
Revenue	$-	$-	$-
Expenses:
General and administrative	47,351	84,720	186,877
Depreciation expense	26,495	-	26,495
Impairment of fixed assets	183,505	-	183,505
Total general and administrative expenses	257,351	84,720	396,877

(Loss) from operations	(257,351)	(84,720)	(396,877)

Other income (expense)
Interest expense	(11,904)	-	(11,904)
Other income	-	2,319	2,319
Total cost and expense	269,255	82,401	406,462

Provision for income taxes	-	-	-
Net (loss)	$(269,255)	$(82,401)	$(406,462)

(Loss) per common share:
(Loss) per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	108,374,423	40,136,990

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period From Inception (February 12, 2010) Through December 31, 2013

				Deficit
	Common Stock		Additional	Accumulated
			Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance at Inception (February 12, 2010)	-	-	-	-	-
Common stock issued for cash at $0.0001 per share	30,000,000	3,000	(2,700)	-	300
Net (loss) for the period	-	-	-	(38,341)	(38,341)
Balance at December 31, 2010	30,000,000	$3,000	$(2,700)	$(38,341)	$(38,041)
Net (loss) for the period	-	-	-	(16,465)	(16,465)
Balance at December 31, 2011	30,000,000	$3,000	$(2,700)	$(54,806)	$(54,506)
Common stock issued for cash at $0.03 per share, net of offering costs	25,000,000	2,500	47,500	-	50,000
Net (loss) for the period	-	-	-	(82,401)	(82,401)
Balance at December 31, 2012	55,000,000	$5,500	$44,800	$(137,207)	$(86,907)
Stock issued for cash	19,999,990	2,000	58,000	-	60,000
Stock issued to purchase equipment	60,000,000	6,000	174,000	-	180,000
Beneficial conversion feature	-	-	20,000	-	20,000
Imputed interest deemed to be a capital contribution	-	-	5,844	-	5,844
Forgiveness of debt to related party balance	-	-	78,672	-	78,672
Net (loss) for the period	-	-	-	(269,255)	(269,255)
Balance at December 31, 2013	134,999,990	$13,500	$381,316	$(406,462)	$(11,646)

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2013 and 2012
And Cumulative from Inception (February 12, 2010) Through December 31, 2013

			Cumulative from
	Year	Year	Inception to
	Ended	Ended	(February 12, 2010)
	December 31, 2013	December 31, 2012	to December 31, 2013
Cash flows from operating activities:
Net (loss)	$(269,255)	$(82,401)	$(406,462)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	5,411		5,411
Depreciation	26,495		26,495
Imputed interest	5,844		5,844
Impairment of fixed assets	183,505		183,505
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(12,270)	(5,615)	7,206
Net cash used in operating activities	(60,270)	(88,016)	(178,001)

Cash flows from investing activities:
Purchase of equipment	(30,000)	-	(30,000)
Net cash used in investing activities	(30,000)	-	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	60,000	75,000	135,300
Offering costs	-	-	(25,000)
Proceeds from convertible debt	20,000		20,000
Proceeds from related party loans	11,241	12,454	78,672
Net cash provided by financing activities	91,241	87,454	208,972

Net (decrease) increase in cash	971	(562)	971
Cash - Beginning of period	-	562	-
Cash - End of period	$971	$-	$971

Supplemental Disclosure of Cash Flow Information:
Common stock issued to purchase equipment	$180,000	$-	$180,000
Debt discount	$20,000	$-	$20,000
Debt forgiveness - related party	$78,672	$-	$78,672

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  The Company and Significant Accounting Policies

Organizational Background: Solarflex Corp. ("Solarflex" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same". The Company also intends to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2013 and December 31, 2012.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2012 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2013
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013002, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension0related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013002 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013001, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011011. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011011 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011011, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013001 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012003, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 3309250, and Corrections Related to FASB Accounting Standards Update 2010022 (SEC Update)" in Accounting Standards Update No. 2012-003. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-003 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders' Equity

Recent Issuances of Common Stock-2013:

During the year ended December 31, 2013 we issued 19,999,990 shares of our common stock in exchange for $60,000. The shares were sold for $0.003 per share to seven individuals. We also issued 60,000,000 shares valued at $0.003 or $180,000 as consideration for the purchase of equipment.

Common Stock Split

On September 20, 2013 we declared a forward split of our common stock. The formula provided that every one (1) issued and outstanding shares of common stock of the Corporation be automatically split into ten (10) shares of common stock. The forward stock split was effective September 20, 2013 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the forward split had occurred at inception, February 12, 2010.

Historical Activity Prior to 2013:

On February 24, 2010, the Company issued 23,400,000 shares of its common stock to individuals who are Directors and officers of the company for $234.

On February 24, 2010, the Company issued 6,600,000 shares of its common stock to individuals who are founders of the company for $66.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 25,000,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on February 10, 2012. On August 6, 2012, the Company issued 25,000,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $25,000 related to this capital formation activity were charged against the capital raised.

3. Related Party transactions not disclosed elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement and regulatory compliance expenses paid directly by various directors and shareholders of the company. Such items totaled $78,672. The advances were not formalized by a written agreement and do not carry a specific date of payment and are non-interest bearing. The advances were forgiven in 2013 and reflected as additional paid-in capital.

4. Convertible Notes

Current 2013 Reporting Period:

During 2013, the Company signed four unsecured promissory notes with unrelated parties for an aggregate of $20,000. The notes bear interest at 12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $20,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the period ended December 31, 2013 the Company has recognized $649 in accrued interest expense related to the convertible note and has amortized $5,411 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

December 31, 2013
Face amount of the notes	$20,000
less unamortized discount	(14,589)
Carrying Value	$5,411

5. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $217,546 resulting in deferred tax assets of $76,141. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2013		2012
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryover		76,141		$48,022
Less valuation allowance		(76,141)		(48,022)
Net deferred		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008.

6. Future Commitment

On March 10, 2010, the Company entered into a Patent Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the "Solar element and method of manufacturing the same". In consideration of the sale the Company agrees to pay to seller a sum equal to 10% of the royalties that the Company will receive in relation to the patent for an indefinite period. As of December 31, 2013, the Company has not generated any revenues and consequently no royalty payments were made.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Impairment of Equipment

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. The shares of restricted common stock were valued at the most recent third party sales of the Company's common stock. At the time of the equipment was acquired, the machine was not in working order. As of December 31, 2013, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine a working order, and given the circumstances the equipment was impaired at December 31, 2013.

9. Subsequent Events

There were no material subsequent events following the period ended December, 31, 2013 and throughout the date of the filing of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Back to Table of Contents

Effective September 16, 2013, the Company received notice from its independent auditor, Weinberg & Baer LLC, that it had resigned.

Weinberg & Baer issued an auditor's report on the Company's financial statements for the years ended December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011 and subsequent interim periods through September 16, 2013, the date of resignation of Weinberg & Baer, there were no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to their satisfaction, would have caused Weinberg & Baer to make reference to the subject matter of the disagreements in connection with the Company's audited financial statement for the years 2012 and 2011 and there were no reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

Effective September 17, 2013, the Company engaged M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2013. Prior to that date, neither the Company nor anyone on its behalf consulted with M&K regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered by M&K, nor did M&K provide either a written report or oral advice that M&K concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting.

Item 9A(T) Controls and Procedures. Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2014.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. Back to Table of Contents

On February 10 , 2012 the SEC declared the S1 of the Company effective to register 25,000,000 shares of its common stock and to raise gross proceeds of $75,000 from the issuance of the shares .

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Back to Table of Contents

Directors and Executive Officers

Name	Age	Title
Sergei Rogov (1)	57	CEO, CFO and Chairman

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Sergei Rogov, 57, has been our Director since the Company's inception in February 12, 2010, and our President since February 22, 2010. Mr. Rogov received his Bachelor of Science degree in Applied Mathematics from Polytechnic University in St. Petersburg, Russia in 1980. From 1999, he worked as a Senior Program Engineer in the Development Department of Identify Software Ltd., which in 2006 was acquired by BMC Software, to which he continued to provide services until 2009.  As part of his duties, Mr. Rogov works with various development teams. Following his work for BMC Software and until present, Mr. Rogov has continues to provide senior software development services to Rollsoft Ltd.  Prior to his position at Identity Software Ltd., he worked for Telegate Ltd. for two years as a Program Engineer, and for Prudence Ltd. for two years developing programs related to the electromagnetic fields for linear accelerators.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinberg and Baer  CPA , an independent registered public accounting firm, audited our financial statements for the year 2012. Effective September 17, 2013, the Company engaged M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2013.

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

Item 11. Executive Compensation. Back to Table of Contents

Summary Compensation

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Sergey Rogov, CEO, CFO and Chairman (1)	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0
Jonathan Beresovsky, former CFO (2)	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

(1) Sergey Rogov was appointed CFO on June 11, 2013.
(2) Jonathan Beresovsky was the Companny's CFO since inception and resigned on June 11, 2013 as an officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Back to Table of Contents

The following table lists, as of February 25, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 134,999,970 shares of our common stock issued and outstanding as of February 25, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Sergei Rogov, CEO, CFO and Director	12,000,000	8.89%
12 Abba Hiller Silver Street, 11th Floor
Ramat Gan, Israel

International Executive Consulting SPRL	60.000,000	44.44%
166 Grootsland
Dendermonde, Belgium

Total Officers and Affiliates (2 persons)	72,000,000	53.33%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. Back to Table of Contents

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On February 24, 2010, the Company issued 23,400,000 shares of its common stock to Directors and officers at par value $0.0001 for $234.

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

Item 14. Principal Accounting Fees and Services. Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK") as independent public accountant for the fiscal year ended December 31, 2013. The Company's financial statements for the year ended December 31, 2012 were audited by Weinberg & Bear LLC ("WB").

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK and WB for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by MK and WB during those periods.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$7,350	$8,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

As of December 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules. Back to Table of Contents

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

Solarflex Corp

Date: March 25, 2014	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2014	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director