Form 10-Q
period 2014-03-31
SOLARFLEX CORP
filed 2014-05-12
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On May 12, 2014, the Registrant had 134,999,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMEMTS

Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	F-3
Statements of Operations for the Periods Ended March 31, 2014 and 2013 and Cumulative from Inception (February 2, 2010) to March 31, 2014 (Unaudited)	F-4
Statements of Cash Flows for the Periods March 31, 2014 and 2013 and Cumulative from Inception (February 2, 2010) to March 31, 2014 (Unaudited)	F-6
Notes to Unaudited Interim Financial Statements	F-7

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$26,301	$971
Total current assets	26,301	971

Total Assets	$26,301	$971

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$4,000	$6,557
Accrued interest	2,027	649
Current portion of convertible notes payable, net of discount of $58,112 and $14,589, respectively	16,888	5,411
Total current liabilities	22,915	12,617

Total liabilities	22,915	12,617

Stockholders' equity (deficit):
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
134,999,990 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	13,500	13,500
Additional paid-in capital	436,316	381,316
Deficit accumulated during the development stage	(446,430)	(406,462)
Total stockholders' equity (deficit)	3,386	(11,646)
Total Liabilities and Stockholders' Equity (Deficit)	$26,301	$971

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception (February 2, 2010) to March 31, 2014
(Unaudited)

	For the	For the	Cumulative from
	Three Months Ended	Three Months Ended	Inception (February 2, 2010)
	March 31, 2014	March 31, 2013	to March 31, 2014
Revenue	$-	$-	$-
Expenses:
General and administrative	27,113	9,458	213,990
Depreciation expense	-	-	26,495
Impairment of fixed assets	-	-	183,505
Total general and administrative expenses	27,113	9,458	423,990

Loss from operations	(27,113)	(9,458)	(423,990)

Other income (expense):
Interest expense	(1,378)	-	(7,871)
Amortization of debt discount	(11,477)	-	(16,888)
Other income	-	-	2,319
Total costs and expenses	39,968	9,458	446,430

Net loss before income taxes	(39,968)	(9,458)	(446,430)
Income taxes	-	-	-
Net loss	$(39,968)	$(9,458)	$(446,430)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	134,999,990	5,709,259

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 and for the Period from Inception (February 2, 2010) to March 31, 2014
(Unaudited)

	For the	For the	Cumulative from
	Three Months Ended	Three Months Ended	Inception (February 2, 2010)
	March 31, 2014	March 31, 2013	to March 31, 2014
Cash flows from operating activities:
Net loss	$(39,968)	$(9,458)	$(446,430)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	11,477	-	16,888
Depreciation	-	-	26,495
Imputed interest	-	-	5,844
Impairment of fixed assets	-	-	183,505
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,179)	-	6,027
Net cash used in operating activities	(9,458)	(9,458)	(207,671)

Cash flows from investing activities:
Purchase of equipment	-	-	(30,000)
Net cash used in investing activities	-	-	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	15,000	135,300
Offering costs	-	-	(25,000)
Proceeds of convertible debt	55,000	-	75,000
Proceeds from related party loans	-	100	78,672
Net cash provided by financing activities	55,000	15,100	263,972

Change in cash	25,330	5,642	26,301
Cash - Beginning of period	971	-	-
Cash - End of period	$26,301	$5,642	$26,301

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Common stock issued to purchase equipment	$-	$-	$180,000
Debt discount	$55,000	$-	$75,000
Related party debt forgiveness	$-	$-	$78,672

SOLARFLEX CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.  The Company and Significant Accounting Policies

Organizational Background:Solarflex Corp. (“Solarflex” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. The Company also intends to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.The following table presents assets that were measured and recognize at fair value on March 31, 2014 and December 31.2013 and the year periods ended on a recurring basis:
Fair Value Measurements at March 31, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2014 and 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

On September 20, 2013we declared aforward split of our common stock.The formula provided that every one (1) issued and outstanding shares of common stock of the Corporation be automatically split into ten (10) shares of common stock. Theforward stock split was effective September 20, 2013 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the forward split had occurred at inception, February 12, 2010.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock Split

On September 20, 2013, we declared aforward split of our common stock.The formula provided that every one (1) issued and outstanding shares of common stock of the Corporation be automatically split into ten (10) shares of common stock. The forward stock split was effective September 20, 2013 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the forward split had occurred at inception, February 12, 2010.

Historical Activity Prior to 2014:

During the year ended December 31, 2013 we issued 20,000,000 shares of our common stock in exchange for $60,000. The shares were sold for $0.003 per share to seven individuals. We also issued 60,000,000 shares valued at $0.003 or $180,000 as consideration for the purchase of equipment.

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

4. Convertible Notes

Current 2014 Reporting Period:

During 2014 the Company signed four unsecured promissory notes with unrelated parties for an aggregate of $55,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $55,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

Historical Activity Prior to 2014:

During 2013 the Company signed four unsecured promissory notes with unrelated parties for an aggregate of $20,000. The notesbear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder ofeach note to convert the principal balance into the Company’s common stock at the lender's sole discretion at $0.03 per share.

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

For the period ended March 31, 2014 the Company has recognized $1,378 in accrued interest expense related to the convertible notes and has amortized $11,477 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:
	March 31, 2014	December 31, 2013
Face amount of the notes	$75,000	$20,000
Less unamortized discount	$(58,112)	$(14,589)
Carrying value	$16,888	$5,411

5. Future Commitment

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

6. Impairment of Equipment

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. The shares of restricted common stock were valued at the most recent third party sales of the Company's common stock. At the time of the equipment was acquired, the machine was not in working order. As of March 31, 2014, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine a working order, and given the circumstances the equipment was impaired at December 31, 2013.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no material subsequent events following the period ended March, 31, 2014 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three months ended March 31, 2104, we incurred a net loss of $39,968 due to general and administrative expenses of $27,113, interest expenses of $1,3784 and amortization of debt discount expenses of $11,477 compared to a net loss of $9,458 due to general and administrative expenses in the same amount during the three months ended March 31, 2013.

Liquidity and Capital Resources

On March 31, 2014, we had $26,301 in cash as compared to $971 in cash at December 31, 2013. We had total current liabilities of $22,915 consisting of $4,000 in accrued expenses, $2,027 in accrued interest and $16,888 in current portion of convertible notes payable compared to total current liabilities of $12,617 as of December 31, 2013 conisting of $6,557 in accrued expenses, accrued interest of $649 and $5,411 in current portion of convertible notes payable. Our accumulated deficits as of March 31, 2014 and December 31, 2103 were $446,430 and $406,462, respectively.

We used $29,670 in our operating activities during the three-month period ended March 31, 2104, which was due to a net loss of $39,968 offset by amortization of debt discount expenses of $11,477 and a decrease in accounts payable and accrued liabilities by $1,179. We used $9,458 in our operating activities during the three-month period ended March 31, 2103, which was the result of a net loss in the same amount.

We financed our negative cash flow from operations during the three-month period through the issuance of $55,000 in convertible debt. We financed our negative cash flow from operations during the three-month period ended March 31, 2013 through proceeds of $15,000 from issuance of common stock and $100 from related party loans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

None.

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

Solarflex Corp

Date: May 12, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer

	By:	/s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman