Form 10-Q
period 2014-06-30
SOLARFLEX CORP
filed 2014-08-05
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 5, 2014, the Registrant had 135,249,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,846	$971
Total current assets	4,846	971

Total Assets	$4,846	$971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$4,000	$6,557
Accrued interest	4,287	649
Current portion of convertible notes payable, net of discount of $49,277 and $14,589, respectively	35,723	5,411
Total current liabilities	44,010	12,617

Total liabilities	44,010	12,617

Stockholders' deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 and 134,999,990 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	13,525	13,500
Additional paid-in capital	478,791	381,316
Deficit accumulated during the development stage	(531,480)	(406,462)
Total stockholders' deficit	(39,164)	(11,646)
Total Liabilities and Stockholders' Equity	$4,846	$971

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013 and for the Period from Inception (February 2, 2010) to June 30, 2014
(Unaudited)

					Cumulative from
	For the	For the	For the	For the	Inception
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(February 12, 2010
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	to June 30, 2014)
Revenue	$-	$-	$-	$-	$-
Expenses:
General and administrative	63,955	8,393	91,068	17,851	277,945
Depreciation expense	-	-	-	-	26,495
Impairment of fixed assets	-	-	-	-	183,505
Total	63,955	8,393	91,068	17,851	487,945

(Loss) from operations	(63,955)	(8,393)	(91,068)	(17,851)	(487,945)

Other income (expense):
Interest expense	(2,260)		(3,638)		(10,131)
Amortization of debt discount	(18,835)		(30,312)		(35,723)
Other income	-	-	-	-	2,319
Total costs and expenses	85,050	8,393	125,018	17,851	531,480

Net loss before income taxes	(85,050)	(8,393)	(125,018)	(17,851)	(531,480)
Income taxes	-	-	-	-	-
Net loss	$(85,050)	$(8,393)	$(125,018)	$(17,851)	$(531,480)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
(basic and diluted)	135,230,759	10,507,326	134,999,980	8,121,547

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 and for the Period from Inception (February 2, 2010) to June 30, 2014
(Unaudited)

	For the	For the	Cumulative from
	Six Months Ended	Six Months Ended	Inception (February 2, 2010)
	June 30, 2014	June 30, 2013	to June 30, 2014
Cash flows from operating activities:
Net loss	$(125,018)	$(17,851)	$(531,480)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	30,312	-	35,723
Depreciation	-	-	26,495
Common stock issued for services	32,500	-	32,500
Imputed interest	-	-	5,844
Impairment of fixed assets	-	-	183,505
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,081	(8,235)	8,287
Net cash used in operating activities	(61,125)	(26,086)	(239,126)

Cash flows from investing activities:
Purchase of equipment	-	(30,000)	(30,000)
Net cash used in investing activities	-	(30,000)	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	60,000	135,300
Offering costs	-	-	(25,000)
Proceeds of convertible debt	65,000	-	85,000
Proceeds from related party loans	-	-	78,672
Net cash provided by financing activities	65,000	60,000	273,972

Change in cash	3,875	3,914	4,846
Cash - Beginning of period	971	-	-
Cash - End of period	$4,846	$3,914	$4,846

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Common stock issued to purchase equipment	$-	$-	$180,000
Debt discount	$65,000	$-	$85,000
Related party debt forgiveness	$-	$-	$78,672

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.The equipment carried on the September 30, 2013 balance sheet (a multiple target industrial vacuum) has not yet been placed in service.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2014 and December 31.2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2014 and December 31.2013 and the year periods ended on a recurring basis:
Fair Value Measurements at June 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2014 and 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

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

Current 2014 Reporting Period:
During the quarter ended June 30, 2014 we issued 250,000 shares of our common stock in valued at $0.13 or $32,500 as consideration for services.

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

3. Related Party Transactions not Disclosed Elsewhere

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

4. Convertible Notes

Current 2014 Reporting Period:
During 2014 the Company signed five unsecured promissory notes with unrelated parties for an aggregate of $65,000. The notes bear interest at 12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $65,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

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
For the period ended June 30, 2014 the Company has recognized $3,638 in accrued interest expense related to the convertible notes and has amortized $30,312 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:
	June 30, 2014	December 31, 2013
Face amount of the notes	$85,000	$20,000
Less unamortized discount	$(49,277)	$(14,589)
Carrying value	$35,723	$5,415,411

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

6. Impairment of Equipment

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. The shares of restricted common stock were valued at the most recent third party sales of the Company's common stock. At the time of the equipment was acquired, the machine was not in working order. As of June 30, 2014, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine a working order, and given the circumstances the equipment was impaired at December 31, 2013.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no material subsequent events following the period ended June 30, 2014 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the three months ended June 30, 2014, we incurred a net loss of $63,955 due to general and administrative expense of $85,050, interest expense of $2,260 and amortization of debt discount expense of $18,835 compared to a net loss of $8,393 due to general and administrative expense in the same amount during the three months ended June 30, 2013.

Results of Operations during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the six months ended June 30, 2014, we incurred a net loss of $125,018 due to general and administrative expense of $91,068, interest expense of $3,638 and amortization of debt discount expense of $30,312 compared to a net loss of $17,851 due to general and administrative expenses in the same amount during the six months ended June 30, 2013.

Liquidity and Capital Resources

On June 30, 2014, we had $4,846 in cash as compared to $971 in cash at December 31, 2013. We had total current liabilities of $44,010 consisting of $4,000 in accrued expenses, $4,287 in accrued interest and $35,723 in current portion of convertible notes payable compared to total current liabilities of $12,617 as of December 31, 2013 consisting of $6,557 in accrued expenses, accrued interest of $649 and $5,411 in current portion of convertible notes payable. Our accumulated deficits as of June 30, 2014 and December 31, 2013 were $531,480 and $406,462, respectively.

We used $61,125 in our operating activities during the six-month period ended June 30, 2014, which was due to a net loss of $125,018 offset by amortization of debt discount expenses of $30,312, non-cash compensation of $32,500 and an increase in accounts payable and accrued liabilities by $1,081. We used $26,086 in our operating activities during the six-month period ended June 30, 2013, which was the result of a net loss of $17,851 and a decrease in accounts payable and accrued liabilities by $8,235.

We financed our negative cash flow from operations during the six-month period ended June 30, 2014 through the issuance of $65,000 in convertible debt. We financed our negative cash flow from operations during the six-month period ended June 30, 2013 through proceeds of $60,000 from issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Solarflex Corp

Date: August 5, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer>

	By:	/s/ /s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 5, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman>