Form 10-Q
period 2014-09-30
SOLARFLEX CORP
filed 2014-11-07
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On November 6, 2014, the Registrant had 135,249,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	F-4
Statements of Operations for the Periods Ended September 30, 2014 and 2013 and Cumulative from Inception (February 2, 2010) to September 30, 2014 (Unaudited)	F-5
Statements of Cash Flows for the Periods September 30, 2014 and 2013 and Cumulative from Inception (February 2, 2010) to September 30, 2014 (Unaudited)	F-6
Notes to Unaudited Interim Financial Statements	F-7

SOLARFLEX CORP.
(A Development Stage Company)
Balance Sheets
As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$907	$971
Total current assets	907	971

Total Assets	$907	$971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$4,000	$6,557
Accrued interest	6,858	649
Current portion of convertible notes payable, net of discount of $28,961 and $14,589, respectively	56,039	5,411
Total current liabilities	66,897	12,617

Total liabilities	66,897	12,617

Stockholders' deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 and 134,999,990 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	13,525	13,500
Additional paid-in capital	478,791	381,316
Deficit accumulated during the development stage	(558,306)	(406,462)
Total stockholders' deficit	(65,990)	(11,646)
Total Liabilities and Stockholders' Deficit	$907	$971

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013 and for the Period from Inception (February 2, 2010) to September 30, 2014
(Unaudited)

					Cumulative from
	For the	For the	For the	For the	Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(February 12, 2010
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	to September 30, 2014)
Revenue	$-	$-	$-	$-	$-
Expenses:
General and administrative	3,939	10,995	95,007	28,846	281,884
Depreciation expense	-	15,995	-	15,995	26,495
Impairment of fixed assets	-	-	-	-	183,505
Total	3,939	26,990	95,007	44,841	491,884

(Loss) from operations	(3,939)	(26,990)	(95,007)	(44,841)	(491,884)

Other income (expense):
Interest expense	(2,571)	(5,626)	(6,209)	(5,626)	(12,702)
Amortization of debt discount	(20,316)		(50,628)	-	(56,039)
Other income	-	-	-	-	2,319
Total costs and expenses	26,826	32,616	151,844	50,467	558,306

Net loss before income taxes	(26,826)	(32,616)	(151,844)	(50,467)	(558,306)
Income taxes	-	-	-	-	-
Net loss	$(26,826)	$(32,616)	$(151,844)	$(50,467)	$(558,306)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
(basic and diluted)	135,249,990	135,000,000	135,161,162	99,401,710

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 and for the Period from Inception (February 2, 2010) to September 30, 2014
(Unaudited)

	For the	For the	Cumulative from
	Nine Months Ended	Nine Months Ended	Inception (February 2, 2010)
	September 30, 2014	September 30, 2013	to September 30, 2014
Cash flows from operating activities:
Net loss	$(151,844)	$(50,467)	$(558,306)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	50,628	1,110	56,039
Depreciation	-	15,995	26,495
Common stock issued for services	32,500	-	32,500
Imputed interest	-	4,383	5,844
Impairment of fixed assets	-	-	183,505
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	3,652	(19,343)	10,858
Net cash used in operating activities	(65,064)	(48,322)	(243,065)

Cash flows from investing activities:
Purchase of equipment	-	(30,000)	(30,000)
Net cash used in investing activities	-	(30,000)	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	60,000	135,300
Offering costs	-	-	(25,000)
Proceeds of convertible debt	65,000	10,000	85,000
Proceeds from related party loans	-	11,241	78,672
Net cash provided by financing activities	65,000	81,241	273,972

Change in cash	(64)	2,919	907
Cash - Beginning of period	971	-	-
Cash - End of period	$907	$2,919	$907

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Common stock issued to purchase equipment	$-	$180,000	$180,000
Debt discount	$65,000	$10,000	$85,000
Related party debt forgiveness	$-	$-	$78,672

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

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2014 and December 31, 2013 and the year periods ended on a recurring basis:
Fair Value Measurements at September 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2014 and 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

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

For the period ended September 30, 2014 the Company has recognized $3,638 in accrued interest expense related to the convertible notes and has amortized $30,312 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:
	September 30, 2014	December 31, 2013
Face amount of the notes	$85,000	$20,000
Less unamortized discount	$(28,961)	$(14,589)
Carrying value	$56,039	$5,415,411

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

6. Impairment of Equipment

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. The shares of restricted common stock were valued at the most recent third party sales of the Company's common stock. At the time of the equipment was acquired, the machine was not in working order. As of September 30, 2014, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine a working order, and given the circumstances the equipment was impaired at December 31, 2013.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no material subsequent events following the period ended September 30, 2014 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the three months ended September 30, 2014, we incurred a net loss of $26,826 due to general and administrative expense of $3,939, interest expense of $2,571 and amortization of debt discount expense of $20,316 compared to a net loss of $32,616 due to general and administrative expense $10,995, depreciation expense of $15,995 and interest expense of $5,626 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the nine months ended September 30, 2014, we incurred a net loss of $151,844 due to general and administrative expense of $95,007, interest expense of $6,209 and amortization of debt discount expense of $50,628 compared to a net loss of $50,467 due to general and administrative expense of $28,846, depreciation expense of $15,995 and interest expense of $5,626 during the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2014, we had $907 in cash as compared to $971 in cash at December 31, 2013. We had total current liabilities of $66,897 consisting of $4,000 in accrued expenses, $6,858 in accrued interest and $56,039 in current portion of convertible notes payable compared to total current liabilities of $12,617 as of December 31, 2013 consisting of $6,557 in accrued expenses, accrued interest of $649 and $5,411 in current portion of convertible notes payable. Our accumulated deficits as of September 30, 2014 and December 31, 2013 were $558,306 and $406,462, respectively.

We used $65,064 in our operating activities during the nine-month period ended September 30, 2014, which was due to a net loss of $151,844 offset by amortization of debt discount expenses of $50,628, non-cash compensation of $32,500 and an increase in accounts payable and accrued liabilities by $3,652. We used $48,322 in our operating activities during the nine-month period ended September 30, 2013, which was the result of a net loss of $48,322 offset by amortization of debt discount expenses of $1,110, non-cash compensation of $15,995, imputed interest charges of $4,383 and an increase in accounts payable and accrued liabilities by $19,343.

We financed our negative cash flow from operations during the nine-month period ended September 30, 2014 through the issuance of $65,000 in convertible debt. We financed our negative cash flow from operations during the nine-month period ended September 30, 2013 through proceeds of $60,000 from issuance of common stock, proceeds from the issuance of convertible debt of $10,000 and related party loans of $11,241.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Solarflex Corp

Date: November 7, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer>

	By:	/s/ /s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 7, 2014	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman>