Form 10-K
period 2014-12-31
SOLARFLEX CORP
filed 2015-03-18
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2014, the aggregate market value of the 63,349,990 common stock held by non-affiliates of the Registrant was approximately $8,855,000 based on the last trade of the Registrants common stock at $0.14 on June 30, 2014. On March 17, 2015, the Registrant had 135,249,990 shares of common stock outstanding.

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

Item 4. Mine Safety Disclosure. Back to Table of Contents

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.15	$0.12	$0.18	$0.10	$--	$--
Second Quarter ended June 30	$0.14	$0.12	$0.18	$0.10	$--	$--
Third Quarter ended September 30	$0.17	$0.12	$0.10	$0.10	$--	$--
Fourth Quarter ended December 31	$0.16	$0.04	$0.11	$0.10	$0.10	$0.00

The transfer agent of our common stock is Transfer Agent, 50 West Liberty Street, Suite 880, Reno, NV 89501. Phone (775) 322-0626.

Holders

As of March 17, 2015, there were 135,249,990 common shares issued and outstanding, which were held by 39 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

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

Results of Operations during the year ended December 31, 2014 as compared to the year ended December 31, 2013

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2014, we incurred a net loss of $188,265 due to expenses consisting of general and administrative expenses of $108,240, interest expenses of $9,161 and expenses related to amortization of debt discount of $70,864. During 2013, we incurred a net loss of $269,255 due to expenses consisting of general and administrative expenses of $47,351, interest expenses of $11,904, depreciation expenses of $26,495 and expenses of $183,505 related to impairment of fixed assets.

Liquidity and Capital Resources

On December 31, 2014, we had $1,824 in cash as compared to $971 in cash at December 31, 2013. As of December 31, 2014, we had total current liabilities of $91,235 consisting of $4,150 in accrued expenses, $9,810 in accrued interest and $77,275 in current portion of convertible notes. We had no long-term liabilities as of December 31, 2014. As of December 31, 2013, we had total current liabilities of $12,667 consisting of $6,557 in accrued expenses, $649 in accrued interest and $5,411 in current portion of convertible notes.

We used $78,147 in our operating activities during the year 2014, which was due to a net loss of $188,265 offset by increases in amortization of debt discount of $70,864, non-cash share compensation of $32,500 and an increase in accounts payable and accrued liabilities of $6,754. We used $60,270 in our operating activities during the year 2013, which was mainly due to a net loss of $269,255 offset by increases in amortization of debt discount of $5,411, depreciation expenses of $26,495, imputed interest of $5,844, a decrease in accounts payable and accrued liabilities of $12,270 and charges of $183,505 related to impairment of fixed assets.

We financed our negative cash flow from operations in 2014 through the issuance of a convertible note of $79,000. We financed our negative cash flow from operations in 2013 through proceeds from issuance of common stock in the amount of $60,000, $11,241 in loans from a related party and proceeds from the issuance of convertible notes of $20,000, representing total cash generated by financing activities of $91,241.

We used $30,000 in investing activities to purchase equipment during 2013 compared to no investing activities in 2014.

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

Recently issued accounting pronouncements

 On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data. Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Solarflex Corp.

We have audited the accompanying balance sheets of Solarflex Corp. as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 18, 2015

SOLARFLEX CORP.
Balance Sheets
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	1,824	971
Total current assets	1,824	971
Total Assets	$1,824	$971

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	4,150	6,557
Accrued interest	9,810	649
Current portion of convertible notes payable, net of discount of $21,725 and $14,589, respectively.	77,275	5,411
Total current liabilities	91,235	12,617

Total liabilities	91,235	12,617

Stockholders' Deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 shares issued and outstanding at December 31, 2014 and
134,999,990 shares issued and outstanding at December 31, 2013	13,525	13,500
Additional paid-in capital	491,791	381,316
Accumulated deficit	(594,727)	(406,462)
Total stockholders' deficit	(89,411)	(11,646)
Total Liabilities and Stockholders' Deficit	$1,824	$971

The accompanying notes to financial statements are an integral part of these financial statements.

SOLARFLEX CORP.
Statements of Operations
For the Years ended December 31, 2014 and 2013

	Year	Year
	Ended	Ended
	December 31, 2014	December 31, 2013
Revenue	$-	$-
Expenses:
General and administrative	108,240	47,351
Depreciation expense	-	26,495
Impairment of fixed assets	-	183,505
Total general and administrative expenses	108,240	257,351

(Loss) from operations	(108,240)	(257,351)

Other income (expense)
Interest expense	(80,025)	(11,904)
Total cost and expense	188,265	269,255

Provision for income taxes	-	-
Net (loss)	$(188,265)	$(269,255)

(Loss) per common share:
(Loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	135,183,552	108,374,423

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	55,000,000	$5,500	$44,800	$(137,207)	$(86,907)
Stock issued for cash	19,999,990	2,000	58,000	-	60,000
Stock issued to purchase equipment	60,000,000	6,000	174,000	-	180,000
Beneficial conversion feature	-	-	20,000	-	20,000
Imputed interest deemed to be a capital contribution	-	-	5,844	-	5,844
Forgiveness of debt to related party	-	-	78,672	-	78,672
Net (loss) for the period	-	-	-	(269,255)	(269,255)
Balance at December 31, 2013	134,999,990	$13,500	$381,316	$(406,462)	$(11,646)
Beneficial conversion feature	-	-	78,000	-	78,000
Stock issued for services	250,000	25	32,475	-	32,500
Net (loss) for the period	-	-	-	(188,265)	(188,265)
Balance at December 31, 2014	135,249,990	$13,525	$491,791	$(594,727)	$(89,411)

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	Year	Year
	Ended	Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(188,265)	$(269,255)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	70,864	5,411
Depreciation	-	26,495
Common stock issued for services	32,500	-
Imputed interest	-	5,844
Impairment of fixed assets	-	183,505
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	6,754	(12,270)
Net cash used in operating activities	(78,147)	(60,270)

Cash flows from investing activities:
Purchase of equipment	-	(30,000)
Net cash used in investing activities	-	(30,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	60,000
Proceeds from convertible debt	79,000	20,000
Proceeds from related party loans	-	11,241
Net cash provided by financing activities	79,000	91,241

Net (decrease) increase in cash	853	971
Cash - Beginning of period	971	-
Cash - End of period	$1,824	$971

Supplemental Disclosure of Cash Flow Information:
Common stock issued to purchase equipment	$-	$180,000
Debt discount	$78,000	$20,000
Debt forgiveness - related party	$-	$78,672

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Notes to Financial Statements

1.  The Company and Significant Accounting Policies

Organizational Background: Solarflex Corp. ("Solarflex" or the "Company") is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company is to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same". The Company also intends to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2014 and 2013 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2014 and 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Uncertain Tax Positions: When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2014 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders' Equity

Current 2014 Reporting Period:

During the quarter ended June 30, 2014 we issued 250,000 shares for services provided of our common stock valued at $0.13 per share, the price of our common stock on the date of issuance, or $32,500.

Historical Activity Prior to 2014:

During the year ended December 31, 2013, we issued 19,999,990 shares of our common stock in exchange for $60,000. The shares were sold for $0.003 per share to seven individuals. We also issued 60,000,000 shares valued at $0.003 or $180,000 as consideration for the purchase of equipment.

Common Stock Split

On September 20, 2013, we declared a forward split of our common stock. The formula provided that every one (1) issued and outstanding shares of common stock of the Corporation be automatically split into ten (10) shares of common stock. The forward stock split was effective September 20, 2013 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect shares outstanding or issuable as though the forward split had occurred at inception, February 12, 2010.

3. Related Party Transactions Not Disclosed Elsewhere.

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

4. Convertible Notes

Current 2014 Reporting Period:

During 2014 the Company signed seven unsecured promissory notes with unrelated parties for an aggregate of $79,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $78,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the year ended December 31, 2014 the Company has recognized $9,161 in accrued interest expense related to the convertible notes and has amortized $70,864 of the beneficial conversion feature which has also been recorded as interest expense

Historical Disclosure for Periods Prior to 2014:

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

For the period ended December 31, 2013 the Company has recognized $649 in accrued interest expense related to the convertible notes and has amortized $5,411 of the beneficial conversion feature which has also been recorded as interest expense.

The Company carries the notes net of unamortized discount. The carrying value of convertible notes at each presented balance sheet date is as follows:

	December 31, 2014	December 31, 2013
Face amount of the notes	$99,000	$20,000
less unamortized discount	(21,725)	(14,589)
Carrying Value	$77,275	$5,411

5. Income Taxes

We have a current operating loss carry-forward of $325,786 resulting in deferred tax assets of $105,804. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2014		2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryover		114,025		76,141
Less valuation allowance		(114,025)		(76,141)
Net deferred		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2011.

6. Impairment of Equipment

On May 15, 2013, the Company acquired equipment through payment of $30,000 in cash and the issuance of 60,000,000 shares of common stock valued by the company at $180,000. The shares of restricted common stock were valued at the most recent third party sales of the Company's common stock. At the time of the equipment was acquired, the machine was not in working order. As of December 31, 2014, the machine has not yet been in working order and no estimated timeline has been established for this to occur. The Company intends to use the machine in the future for development of its solar panel technology. However, as a result of not having any concrete plan in place to put the machine a working order, and given the circumstances the equipment was impaired at December 31, 2013.

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

8. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

9. Subsequent Events

There were no material subsequent events following the period ended December, 31, 2014 and throughout the date of the filing of Form 10-K.

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

Item 9A(T) Controls and Procedures. Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2014, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2014.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. Back to Table of Contents

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Back to Table of Contents

Name	Age	Title
Sergei Rogov	58	CEO, CFO and Chairman

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Sergei Rogov, 58, has been our Director since the Company's inception in February 12, 2010, and our President since February 22, 2010. Mr. Rogov received his Bachelor of Science degree in Applied Mathematics from Polytechnic University in St. Petersburg, Russia in 1980. From 1999, he worked as a Senior Program Engineer in the Development Department of Identify Software Ltd., which in 2006 was acquired by BMC Software, to which he continued to provide services until 2009.  As part of his duties, Mr. Rogov works with various development teams. Following his work for BMC Software and until present, Mr. Rogov has continues to provide senior software development services to Rollsoft Ltd.  Prior to his position at Identity Software Ltd., he worked for Telegate Ltd. for two years as a Program Engineer, and for Prudence Ltd. for two years developing programs related to the electromagnetic fields for linear accelerators.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2014, our sole officer and director Mr. Rogov and International Executive Consulting SPRL have not complied with Section 16(a) filing requirements.

Auditors

Effective September 17, 2013, the Company engaged M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2014 and 2013.

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

Item 11. Executive Compensation. Back to Table of Contents

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Sergey Rogov, CEO, CFO and Chairman (1)	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0
Jonathan Beresovsky, former CFO (2)	2013	0	0	0	0	0	0
	2012	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Back to Table of Contents

The following table lists, as of March 17, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 135,249,990 shares of our common stock issued and outstanding as of March 17, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Sergei Rogov, CEO, CFO and Director	12,000,000	8.89%
12 Abba Hiller Silver Street, 11th Floor
Ramat Gan, Israel

International Executive Consulting SPRL	60,000,000	44.44%
166 Grootsland
Dendermonde, Belgium

Total Officers and Affiliates (2 persons)	72,000,000	53.33%

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

Item 14. Principal Accounting Fees and Services. Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK") as independent public accountant for the fiscal year ended December 31, 2014 and 2013.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by MK and WB during those periods.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees (1)	$7,350	$7,350
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

As of December 31, 2014 the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Solarflex Corp

Date: March 18, 2015	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2015	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director