Form 10-Q
period 2015-03-31
SOLARFLEX CORP
filed 2015-05-08
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On May 8, 2015, the Registrant had 135,249,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

SOLARFLEX CORP.
Balance Sheets
As of March 31, 2015 and December 31, 2014

	March 31, 2015
	(Unaudited)	December 31, 2014
Assets
Current assets:
Cash	$10,676	$1,824
Total current assets	10,676	1,824

Total Assets	$10,676	$1,824

Liabilities and Stockholders' Deficit

Current liabilities:
Accrued expenses	$2,150	$4,150
Accrued interest	13,125	9,810
Current portion of convertible notes payable, net of discount of $19,083 and $21,725, respectively	15,917	77,275
Current portion of convertible notes payable, net of discount of $0 and $0, respectively, in default	84,000	-
Total current liabilities	115,192	91,235

Total liabilities	115,192	91,235

Stockholders' deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 shares issued and outstanding at March 31, 2015 and December 31, 2014	13,525	13,525
Additional paid-in capital	505,124	491,791
Accumulated deficit	(623,165)	(594,727)
Total stockholders' deficit	(104,516)	(89,411)
Total Liabilities and Stockholders' Deficit	$10,676	$1,824

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$-	$-
Expenses:
General and administrative	9,148	27,113
Total general and administrative expenses	9,148	27,113

(Loss) from operations	(9,148)	(27,113)

Other income (expense):
Interest expense	(3,315)	(1,378)
Amortization of debt discount	(15,975)	(11,477)
Total costs and expenses	(28,438)	(39,968)

Net loss before income taxes	(28,438)	(39,968)
Income taxes	-	-
Net loss	$(28,438)	$(39,968)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	135,249,990	134,999,990

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(28,438)	$(39,968)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	15,975	11,477
Depreciation	-	-
Imputed interest	-	-
Impairment of fixed assets	-	-
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,315	(1,179)
Net cash used in operating activities	(11,148)	(29,670)

Cash flows from financing activities:
Proceeds of convertible debt	20,000	55,000
Net cash provided by financing activities	20,000	55,000

Change in cash	8,852	25,330
Cash - Beginning of period	1,824	971
Cash - End of period	$10,676	$26,301

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Debt discount	$13,333	$55,000
Related party debt forgiveness	$-	$-

SOLARFLEX CORP.
Notes to Unaudited Financial Statements

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

Basis of Presentation:   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2015 and December 31, 2014 and the year periods ended on a recurring basis:
Fair Value Measurements at March 31, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At March 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17-Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

During the quarter ended June 30, 2014 we issued 250,000 shares of our common stock valued at $0.13 or $32,500 as consideration for services. The shares were valued using the closing price at the date of grant.

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

3. Convertible Notes

Current 2015 Reporting Period:

During 2015 the Company signed two unsecured promissory notes with unrelated parties for an aggregate of $20,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $13,333 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the period ended March 31, 2015 the Company has recognized $3,315 in accrued interest expense related to the convertible notes and has amortized $15,975 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:
	March 31, 2015	December 31, 2014
Face amount of the notes	$75,000	$20,000
Less unamortized discount	$(58,112)	$(14,589)
Carrying value	$16,888	$5,411

Four notes totaling $84,000 with maturity dates on or before March 31, 2015 remain unpaid and are in default as of that date.

During 2014:

During 2014, the Company signed seven unsecured promissory notes with unrelated parties for an aggregate of $79,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $79,000 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the year ended December 31, 2014 the Company had recognized $9,161 in accrued interest expense related to the convertible notes and had amortized $70,864 of the beneficial conversion feature which had also been recorded as interest expense

4. Future Commitment

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

5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Subsequent Events

There were no material subsequent events following the period ended March 31, 2015 and throughout the date of the filing of Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Back to Table of Contents

As used in this Form 10-Q, references to the “SOLARFLEX CORP ,” Company,” “we,” “our” or “us” refer to SOLARFLEX CORP . Unless the context otherwise indicates.

Certain statements contained in this Quarterly Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Solarflex Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Plan of Operation

We are a start-up company that has acquired the rights to a patent application for the design of and manufacturing method for a solar photovoltaic conversion element which is expected to reduce cost, enhance the flexibility of the manufacturing process, improve manufacturing efficiency and absorb the solar spectrum better than current models, which should enable our product to increase solar energy conversion rates.

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

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We have not generated any revenues during the three months ended March 31, 2015 and 2014. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three months ended March 31, 2015, we incurred a net loss of $28,438 due to general and administrative expenses of $9,148, interest expenses of $3,315 and amortization of debt discount expenses of $15,975 as compared to a net loss of $39,968 during the three months ended March 31, 2014 due to general and administrative expenses of $27,113, interest expenses of $1,378 and amortization of debt discount expenses of $11,477.

Our general and administrative expenses decreased by $17,956 or 66% during the three months ended March 31, 2015 as compared to the same period in the prior year. Our interest expenses increased by $1,937 or 141% due to due an increase in interest bearing notes outstanding as of March 31, 2015. Our expenses related to amortization of debt discounts increased by $4,498 or 39% due to an increase in notes payable compared to the same period in the prior year. Our net loss decrease by $11,530 or 29%.

Liquidity and Capital Resources

On March 31, 2015, we had $10,676 in cash as compared to $1,824 in cash at December 31, 2014. As of March 31, 2015, we had total current liabilities of $115,192 consisting of $2,150 in accrued expenses, $13,125 in accrued interest, $15,917 in current portion of convertible notes and $84,000 in convertible notes currently in default. We had no long-term liabilities as of March 31, 2015.

On December 31, 2014, we had $1,824 in cash. As of December 31, 2014, we had total current liabilities of $91,235 consisting of $4,150 in accrued expenses, $9,810 in accrued interest and $77,275 in current portion of convertible notes. We had no long-term liabilities as of December 31, 2014.

We used $11,148 in our operating activities during the three months ended March 31, 2015, which was due to a net loss of $28,438 offset by increases in amortization of debt discount of $15,975 and an increase in accounts payable and accrued liabilities of $1,315. We used $29,670 in our operating activities during the three months ended March 31, 2014, which was due to a net loss of $39,968 offset by amortization of debt discount of $11,477 and a decrease in accounts payable and accrued liabilities of $1,179.

We financed our negative cash flow from operations during the three months ended March 31, 2015 through $20,000 in proceeds from the issuance of a convertible note. We financed our negative cash flow from operations during the three months ended March 31, 2014 through proceeds of $55,000 in proceeds from issuance of a convertible notes.

We had no investing activities during the three months ended March 31, 2015 and 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES. Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Back to Table of Contents

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

ITEM 1A. RISK FACTORS. Back to Table of Contents

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS. Back to Table of Contents

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES. Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION. Back to Table of Contents

None.

ITEM 6. EXHIBITS. Back to Table of Contents

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

Solarflex Corp

Date: May 8, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer

	By:	/s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman