Form 10-Q
period 2015-06-30
SOLARFLEX CORP
filed 2015-08-11
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 11, 2015, the Registrant had 135,249,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLARFLEX CORP.
Balance Sheets
As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$616	$1,824
Total current assets	616	1,824

Total Assets	$616	$1,824

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$7,975	$4,150
Accrued interest	16,711	9,810
Current portion of convertible notes payable, net of discount of $10,162 and $0, respectively	23,838	-
Current portion of convertible notes payable, net of discount of $0 and $0, respectively, in default	85,000	77,275
Total current liabilities	133,524	91,235

Total liabilities	133,524	91,235

Stockholders' deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 shares issued and outstanding at June 30, 2015 and December 31, 2014	13,525	13,525
Additional paid-in capital	505,124	491,791
Deficit accumulated during the development stage	(651,557)	(594,727)
Total stockholders' deficit	(132,908)	(89,411)
Total Liabilities and Stockholders' Deficit	$616	$1,824

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$-	$-	$-	$-
Expenses:
General and administrative	15,886	63,955	25,034	91,068
Total general and administrative	15,886	63,955	25,034	91,068

(Loss) from operations	(15,886)	(63,955)	(25,034)	(91,068)

Other income (expense):
Interest expense	(3,585)	(2,260)	(6,900)	(3,638)
Amortization of debt discount	(8,921)	(18,835)	(24,896)	(30,312)
Total costs and expenses	(28,392)	(85,050)	(56,830)	(125,018)

Net loss before income taxes	(28,392)	(85,050)	(56,830)	(125,018)
Income taxes	-	-	-	-
Net loss	$(28,392)	$(85,050)	$(56,830)	$(125,018)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
(basic and diluted)	135,249,990	135,230,759	135,249,990	134,999,980

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(56,830)	$(125,018)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	24,896	30,312
Common stock issued for services	-	32,500
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	10,726	1,081
Net cash used in operating activities	(21,208)	(61,125)

Cash flows from investing activities:
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds of convertible debt	20,000	65,000
Net cash provided by financing activities	20,000	65,000

Change in cash	(1,208)	3,875
Cash - Beginning of period	1,824	971
Cash - End of period	$616	$4,846

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Debt discount	$13,333	$65,000

SOLARFLEX CORP.
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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
Fair Value Measurements at June 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2015 and 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Uncertain Tax Positions

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FASB ASC 740-10, Accounting for Uncertain Income Tax Positions, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At June 30, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will have no impact to our financial statements.

The accompanying balance sheet as of June 30, 2015, which was derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K covering that period.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year or any future period.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

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

For the period ended June 30, 2015 the Company has recognized $6,900 in accrued interest expense related to the convertible notes and has amortized $24,896 of the beneficial conversion feature which has also been recorded as interest expense. The carrying value of convertible note is as follows:

	June 30, 2015	December 31, 2014
Face amount of the notes *	$119,000	$99,000
Less unamortized discount	$(10,162)	$(21,725)
Carrying value	$108,838	$77,275

*Nine notes totaling $85,000 with maturity dates on or before June 30, 2015 remain unpaid and are in default as of that date.

Reporting Period 2014:

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

For the year ended December 31, 2014 the Company had recognized $9,810 in accrued interest expense related to the convertible notes and had amortized $70,864 of the beneficial conversion feature which had also been recorded as interest expense.

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

5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Subsequent Events

There were no material subsequent events following the period ended June 30, 2015 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense.

During the three months ended June 30, 2015, we incurred a net loss of $28,392 due to general and administrative expense of $15,886, interest expense of $3,585 and amortization of debt discount expense of $8,921 compared to a net loss of $85,050 due to general and administrative expense of $63,955, interest expense of $2,260 and amortization of debt discount expense of $18,835 during the three months ended June 30, 2014.

Results of Operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the six months ended June 30, 2015, we incurred a net loss of $56,830 due to general and administrative expense of $25,034, interest expense of $6,900 and amortization of debt discount expense of $24,896 compared to a net loss of $125,018 due to general and administrative expenses of $91,068, interest expense of $3,638 and amortization of debt discount expense of $30,312 during the six months ended June 30, 2014.

Liquidity and Capital Resources

On June 30, 2015, we had $616 in cash as compared to $1,824 in cash at December 31, 2014. As of June 30, 2015, we had total current liabilities of $133,524 consisting of $7,975 in accrued expenses, $16,711 in accrued interest, $23,838 in current portion of convertible notes payable and $85,000 in current portion of convertible notes in default. As of December 31, 2014, we had total current liabilities of $91,235 consisting of $4,150 in accrued expenses, accrued interest of $9,810 and $77,275 in current portion of convertible notes payable. Our accumulated deficits as of June 30, 2015 and December 31, 2014 were $651,557 and $594,727, respectively.

We used $21,208 in our operating activities during the six-month period ended June 30, 2015, which was due to a net loss of $56,830 offset by amortization of debt discount expenses of $24,896 and an increase in accounts payable and accrued liabilities of $10,726.

We used $61,125 in our operating activities during the six-month period ended June 30, 2014, which was due to a net loss of $125,018 offset by amortization of debt discount expenses of $30,312, non-cash compensation of $32,500 and an increase in accounts payable and accrued liabilities by $1,081.

We financed our negative cash flow from operations during the six-month period ended June 30, 2015 through the issuance of $20,000 in convertible debt. We financed our negative cash flow from operations during the six-month period ended June 30, 2014 through the issuance of $65,000 in convertible debt.

We had no investing activities during the six months ended June 30, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solarflex Corp

Date: August 11, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer

	By:	/s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman