Form 10-Q
period 2015-09-30
SOLARFLEX CORP
filed 2015-11-06
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 6, 2015, the Registrant had 135,249,990 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLARFLEX CORP.
Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,016	$1,824
Total current assets	1,016	1,824

Total Assets	$1,016	$1,824

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$12,550	$4,150
Accrued interest	20,361	9,810
Current portion of convertible notes payable, net of discount, $94,000 and $0, respectively, in default	122,000	77,275
Total current liabilities	154,911	91,235

Total liabilities	154,911	91,235

Stockholders' deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
135,249,990 shares issued and outstanding at September 30, 2015 and December 31, 2014	13,525	13,525
Additional paid-in capital	706,429	491,791
Accumulated deficit	(873,849)	(594,727)
Total stockholders' deficit	(153,895)	(89,411)
Total Liabilities and Stockholders' Deficit	$1,016	$1,824

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expenses:
General and administrative	7,174	3,939	32,208	95,007
Total	7,174	3,939	32,208	95,007

(Loss) from operations	(7,174)	(3,939)	(32,208)	(95,007)

Other income (expense):
Interest expense	(3,651)	(2,571)	(10,551)	(6,209)
Amortization of debt discount	(12,162)	(20,316)	(37,058)	(50,628)
Loss on extinguishment of debt	(199,305)	-	(199,305)	-
Total costs and expenses	(222,292)	(26,826)	(279,122)	(151,844)

Net loss before income taxes	(222,292)	(26,826)	(279,122)	(151,844)
Income taxes	-	-	-	-
Net loss	$(222,292)	$(26,826)	$(279,122)	$(151,844)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
(basic and diluted)	135,249,990	135,249,990	135,249,990	135,161,162

See notes to unaudited interim financial statements.

SOLARFLEX CORP.
Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(279,122)	$(151,844)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	37,058	50,628
Loss on extinguishment of debt	199,305	-
Common stock issued for services	-	32,500
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	18,951	3,652
Net cash used in operating activities	(23,808)	(65,064)

Cash flows from financing activities:
Proceeds of convertible debt	23,000	65,000
Net cash provided by financing activities	23,000	65,000

Change in cash	(808)	(64)
Cash - Beginning of period	1,824	971
Cash - End of period	$1,016	$907

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
BCF of debt discount	$15,333	$65,000

SOLARFLEX CORP.
Notes to Unaudited Interim Financial Statements
For the Periods Ended September 30, 2015 and December 31, 2014

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

Basis of Presentation:   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2015 and December 31, 2014 and the year periods ended on a recurring basis:
Fair Value Measurements at September 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2010. We are not under examination by any jurisdiction for any tax year. At September 30, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

The accompanying balance sheet as of September 30, 2015, which was derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

During the quarter ended June 30, 2014 we issued 250,000 shares of our common stock valued at $0.13 or $32,500 as consideration for services. The shares were valued using the closing price at the date of grant.

3. Convertible Notes

Current 2015 Reporting Period:

On October 6, 2015 the conversion price on all outstanding notes was reduced from $0.03 to $0.01 per share effective September 30, 2015. At the time of modification there were 10 notes outstanding with principal amounts ranging from $3,000 to $35,000. It was determined that the modification resulted in derecognition of the old notes and recognition of the new notes. Accordingly, the remaining unamortized discount of $4,028 was immediately expensed and the aggregate fair value of the modified conversion terms, $199,305, was recognized as a loss on debt extinguishment at September 30, 2015.

During 2015 the Company signed three unsecured promissory notes with unrelated parties for an aggregate of $23,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.01 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $15,333 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the interim nine-month period ended September 30, 2015, the Company has recognized $10,551 in interest expense related to the convertible notes and has amortized $37,058 of the beneficial conversion feature and debt discount which has been recorded as amortization expense. As of September 30, 2015, the Company has recorded $20,361 in accrued interest. The carrying values at each respective balance sheet dates is as follows:

	September 30, 2015	December 31, 2014
Face amount of the notes*	$122,000	$90,000
Less unamortized discount	$-	$(21,725)
Carrying value	$122,000	$77,275

*Nine notes totaling $94,000 with maturity dates on or before September 30, 2015 remain unpaid and are in default as of that date.

Year 2014:

During 2014 the Company signed seven unsecured promissory notes with unrelated parties for an aggregate of $99,000. The notes bear interest at12% per annum and are due approximately one year from the date of issuance. The notes have a conversion right that allows the holder of each note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.03 per share. The conversion rate on these notes was reduced to $0.01 effective September 30, 2015.

For the year ended December 31, 2014 the Company had recognized $9,161 in interest expense related to the convertible notes, accrued interest of $9,810 and had amortized $70,864 of the beneficial conversion feature and debt discount which had been recorded as amortization expense

4. Future Commitment

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

5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Subsequent Events

On October 6, 2015, effective as of September 30, 2015, the Company agreed to reduce the conversion price of all 10 outstanding convertible debt instruments from $0.03 to $0.01. There were no other material subsequent events following the period ended September 30, 2015 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the three months ended September 30, 2015, we incurred a net loss of $222,292 due to general and administrative expense of $7,174, interest expense of $3,651, amortization of debt discount expense of $12,162 and an expense related to extinguishment of debt of $199,305 compared to a net loss of $26,826 due to general and administrative expense $3,939, interest expense of $2,571 and amortization of debt discount expense of $20,316 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

We have not generated any revenues since inception. We have operating expenses related to general and administrative expense being a public company and interest expense. During the nine months ended September 30, 2015, we incurred a net loss of $279,122 due to general and administrative expense of $32,208, interest expense of $10,551, amortization of debt discount expense of $37,058 and an expense related to extinguishment of debt of $199,305 compared to a net loss of $151,844 due to general and administrative expense of $95,007, interest expense of $6,209 and amortization of debt discount expense of $50,628 during the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2015, we had $1,016 in cash as compared to $1,824 in cash at December 31, 2014. We had total current liabilities of $154,911 consisting of $12,550 in accrued expenses, $20,361 in accrued interest and $122,000 in current portion of convertible notes payable compared to total current liabilities of $91,235 as of December 31, 2014 consisting of $4,150 in accrued expenses, accrued interest of $9,810 and $77,275 in current portion of convertible notes payable. Our accumulated deficits as of September 30, 2015 and December 31, 2014 were $873,849 and $594,727, respectively.

We used $23,808 in our operating activities during the nine-month period ended September 30, 2015, which was due to a net loss of $279,122 offset by amortization of debt discount expenses of $37,058, a non-cash charge related to extinguishment of debt of $199,305 and an increase in accounts payable and accrued liabilities of $18,951. We used $65,064 in our operating activities during the nine-month period ended September 30, 2014, which was due to a net loss of $151,844 offset by amortization of debt discount expenses of $50,628, non-cash compensation of $32,500 and an increase in accounts payable and accrued liabilities by $3,652.

We financed our negative cash flow from operations during the nine-month period ended September 30, 2015 through the issuance of $23,000 in convertible debt. We financed our negative cash flow from operations during the nine-month period ended September 30, 2014 through proceeds of $65,000 from issuance of convertible debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Solarflex Corp

Date: November 6, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer>

	By:	/s/ /s/ Sergei Rogov
Name : Sergei Rogov
Title : Principal Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 6, 2015	By:	/s/ Sergei Rogov
Name: Sergei Rogov
Title: Chief Executive Officer and Chairman>