Form 10-K
period 2015-12-31
SOLARFLEX CORP
filed 2016-02-11
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 0-55081

SolarflexCorp.
(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Jl. Multatuli, No.8A,Medan, Indonesia	20151
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +62-819-6016-168

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001, par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Check this box to indicate whether the company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the company was required to submit and post such files).Yes ☒ No ☐

On February 11, 2015, the aggregate market value of the 77,610,386 shares of common stock held by non-affiliates of the Registrant was approximately $3,880,519 based on the last trade of the Registrants common stock at $0.05 on June 30, 2015. On February 11, 2016, the Registrant had 139,610,386 shares of common stock outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

Item 1. Business. Back to Table of Contents

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our," "us" or "KinerjaPay Corp" f/k/a Solarflex Corp., unless the context otherwise indicates.

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

Corporate Background

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element, a device that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion and provide energy at a lower cost.

On March 10, 2010, the Company entered into an agreement with an unaffiliated third party to purchase all right, title, and interest in a patent application, Israel Patent Application Number 198369, for the design and manufacturing of a solar photovoltaic element (the "Patent Agreement") in consideration for our agreement to pay the seller an amount equal to 10% of the royalties that generated from our commercial exploitation of the technology. From March 2010, the date of the Patent Sale Agreement, to the present, we did not generate any revenues from the sale of any solar photovoltaic element, nor did we successfully manufacturer or construct a working prototype, either on our own or through third-party manufacturers.

On May 14, 2013, the Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL, organized under the laws of Belgium ("IEC"), for the purchase of certain equipment (the "Equipment") to be used in the development and manufacture of our photovoltaic cell, in consideration for a cash payment of $30,000 and the issuance of 60 million shares of common stock, par value $0.0001 (the "Shares"), valued at $180,000 or $.03 per Share, representing approximately 44% of our outstanding Common Stock at May 14, 2013.

Our solar technology business plan was to use the Equipment to: (i) develop a working prototype of our photovoltaic cell for testing and evaluation; (ii) enter into arrangements with third parties for a manufacturing process to produce the photovoltaic elements for sale to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products.

From the date of the Asset Purchase Agreement through mid 2015, the Equipment was not in working order, nor was there any estimated timeline for our ability to use the Equipment to manufacture of photovoltaic cells exploiting our solar panel technology. As a result, we determined that it was not in the best interests of the Company or its shareholders to continue to devote resources towards efforts to commercially exploit our photovoltaic cell technology through the use of the Equipment or otherwise. Rather, we determined during the 4th quarter of 2015 to evaluate potential business opportunities.

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the "Rescission Agreement") pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 10 million of the 60 million Shares back to the Company; (iii) IEC transferred and assigned the remaining 50 million Shares to Mr. Edwin Witarsa Ng, a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale for the Rescission Agreement was based upon the Registrant's determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan. The foregoing disclosure, among other information, was included in the Company's Form 8-K filed with the SEC on November 17, 2015.

Recent Developments

On December 1, 2015, the Company entered into a license agreement (the "License Agreement") with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property (the "KinerjaPay IP") and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping having advanced functionality features, among others, and is among the first portals to allow users the convenience to top-up phone credit, in consideration for the payment of royalties.

The KinerjaPay IP and its related website, KinerjaPay.com, is used to: (i) facilitate users' buying and selling activities; (ii) enable users to make payments on merchant sites using KinerjaPay's e-wallet services; (iii) allow users to gamify their shopping experience through the KinerjaPay platform; and (iv) provide users with an "end-to-end" solution for on-line shopping, secure bill payment capability, game playing and saving, in real time via web or Android apps.

In furtherance of our plan for KinerjaPay IP's growth world-wide, we agreed in the License Agreement to raise equity capital in the minimum amount of $500,000 (the "Minimum Offering") and the maximum amount of $2,500,000 (the "Maximum Offering") through the offering of units (the "Unit Offering") to "accredited investors" who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"), is at a price of $0.50, each Unit, each consisting of 1 share of common stock and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00.

We also agreed to file a Schedule 14C with the SEC to: (i) change the Company's name from Solarflex Corp. to KinerjaPay Corp.; (ii) implement a reverse split of the Company's presently issued and outstanding 139,610,386 Shares on a 1 for 30 basis resulting in 4,653,680 Shares on the effective date of the reverse split; and (iii) authorize 10,000,000 shares of Preferred Stock, which may be issued in one or more series, with the Board of Directors of the Corporation is authorized to fix the powers, preferences, rights, qualifications, limitations or restrictions of the Preferred Stock (collectively, the "Corporate Actions").

On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000, while the Unit Offering is continuing, and on January 29, 2016, the Company filed the Definitive 14C to implement the Corporate Actions followed by the submission on February 2, 2016, of the application with FINRA to approve the name change and the reverse split. A copy of the Certificate of Amendment to the Certificate of Incorporation is attached to this Form 10-K as Exhibit 3.1(i).

As of February 11, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split are pending with FINRA.

E-Commerce Business of KinerjaPay.com

The e-commerce market in Indonesia, where our business is based and where our initial marketing efforts will be focused, is reported to be the fastest growing in the Southeast Asian region. It has also been reproted that e-commerce activities in Indonesia are expected to surpass US$25 billion during 2016. In early 2015, prior to the grant by PT Kinerja of our License to exploit the KinerjaPay IP and our entry into the e-commerce business, KinerjaPay launched its e-commerce payment portal, KinerjaPay.com, which offers users the convenience of e-wallet service for bill transfer and online shopping, together with enhanced functionality and gamification (which is defined as the application of game-design elements and game principles in non-game contexts). These features, we believe will allow the KinerjaPay users to conveniently conduct payment activities using KinerjaPay's web and/or Android apps, including utility payment, phone bills, credit card payments, and also permits users to top-up (add credit to) phone credit.

The KinerjaPay.com portal has also been highly rated in the User Daily Time spent in the Indonesian market, according to web analytics provided by Alexa.com, an Amazon Company. These functionality features were instrumental in enabling KinerjaPay to generate revenues from user sign-ups during the period from the KinerjaPay.com launch in February 2015 through December 31, 2015. To conduct our marketing as well as our billing and collection activities, we recently organized a new, wholly-owned subsidiary, PT KinerjaPay, in Indonesia, which will commence business in February 2016. Notwithstanding the foregoing, KinerjaPay was granted the License to commercially exploit the KinerjaPay IP and operate KinerjaPay.com in December 2015 and there can be no assurance that we will be able to successfully operate the the KinerjaPay portal, continue to experience the growth that commenced prior to our License and compete in the highly competitive e-commerce market in Indonesia and Southeast Asia, much less our planned efforts to expand the business internationally.

The E-Commerce Market

Indonesia, the world's fourth most-populous country, having a population estimated at 255 million people, is rapidly becoming the major economic power in the Southeast Asia region. Over 50% of its population is below the age of 30 and as a result, we believe the population is highly adaptive to new technology. A mobile-first country, as opposed to landline-based, Indonesia is projected to have as many as 1.7 billion internet-connected devices with over 200 million active internet users by 2020, the highest percentage of internet users compared to other Southeast Asian countries according to a report in the Singapore Post.

Sales and Marketing

As discussed above, the Kinerja.com platform was only launched in February 2015 but still managed to achieve positive positve market acceptance evidenced by having more than 13,000 users/customers and processed more than 90,000 e-commerce transactions in 2015.

With our recent organization of PT KinerjaPay Ltd, our wholly-owned subsidiary, during 2016 we will actively market Kinerjapay.com and its ability to provide a marketplace for merchants/sellers to sell their products and services to their customers and our users. In addition to the usual physical products, the platform also later focuses more towards digital items such as discounted deals for finance & business (F&B) and mobile phone prepaid top-up vouchers, among other products and services.

Through our subsidiary, we plan to increase our user-base by, among other marketing techniques, advertising on Facebook®, YouTube®, Twitter®, AdWords®, AdChoices® and Instagram®. We also contemplate using other marketing programs such as time sale promotion, special deals, daily bonus, SMS and email promotion, events at malls and other creative sales and marketing techniques.

We also will continue to use the referral program (MGM - Member Get Member) that was recently launched prior to our License to incentivize members in referring others to the KinerjaPay platform. In additon, we will continue the KinerjaPay practice of using online business workshops, open stands at shopping malls and setting up merchant recruit to acquire new merchants. It is also common that existing members of Kinerjapay.com will becoming merchants by selling their products in through our portal. However, there can be no assurance that marketing practices used by others or those previously used by KinerjaPay prior to our License will continue to be successful for our new subsidiary, PT KinerjaPay, in the future, notwithstanding any success we achieve in our capital raising activities.

Intellectual Property

KinerjaPay's business models are around digital e-wallet to act as escrow account for online shopping transaction, gamification features to deliver highly engaged user experiences and digital plus traditional online marketplace. KinerjaPay also focus in delivering the best experience through mobile e-commerce platform which is highly preferred in Indonesia market. Android has been chosen as it has more than 80% of mobile platform market share in Indonesia, according to Daily Social id, while iOS is currently being developed.

A proprietary in-house development digital e-wallet provides KinerjaPay.com members the ability to transact in internal; marketplace safely and conveniently. It acts as escrow account as buyer in which the payment will only be released to the seller once the good is received. It also allows electronic payment to other utility services such as electricity, water, telephone and credit card bills.

Gamification is something very unique compared with other competitors at the moment and has been proven to be hugely popular with the members. The platform provides wide array of bonuses for being active user in Kinerjapay.com (daily bonus, quest bonus and activity bonus). They can convert the bonus into an internal point system (called KPAY Points) which they can use to redeem certain goods in the system. KinerjaPay.com also provides a proprietary Item Mall for members to purchase virtual goods that comes with certain functionality or benefits.

KinerjaPay.com provides simple way for members to transact in the marketplace. It comes with a "Max 3-steps" concept to streamline the experience. Members can just choose the item, check out and make payment using their e-wallet or other payment solutions. One unique system is referred as "Open Market" for digital products in which the buyer can state what they are interesting in buying which the order would be accepted by any merchants in the system. This "reverse market" has been hugely popular for item such as mobile phone prepaid top up vouchers that itself is billion dollar business per annum in Indonesia.

Merchants can also join easily using "KinerjaPay for Merchant" applications or from merchant section of kinerjapay.com. They are required to submit their identity card and other important information to join the platform which is to increase the quality and safety of the platform.

Competition

The e-commerce marketplace in Indonesia and the greater Southeast Asian region has become very active only during the past several years with a few major companies that were funded by big institutional investors. To a lesser extent, there are local and a few regional companies that have entered the e-commerce market. The products being offered in the marketplace have typically been physical items across few different categories such as electronics and gadgetry, fashion items and household goods. These e-commerce entities typically are charging transaction fees of from 2% to 5% per transaction.

There has been a recent surge in vertical e-commerce players that focus on specific items or industries such as travel (rail and flight tickets and hotel), fashion or consumable goods. At present, there are relatively few competitors operating in the digital marketplace, where we will operate and where KinerjaPay.com operated prior to the grant of our License, especially in mobile phone prepaid top up vouchers, an area in which we may be the first and hope to be able to dominate. KinerjaPay.com offers more integrated digital and physical products marketplace with the lowest transaction fees of 2%.

The other form of competition is in the form of online payment solution such as payment gateway and other digital e-wallet solutions that are provided by banks or telecommunication companies. These are typically stand-alone providers and depend on other marketplace platform to generate real transaction activities. KinerjaPay offers seamless and safe experiences for online transaction by combining its e-wallet features with the marketplace, the basis upon which we expect will help us differentiate from our competitors.

Government Regulation

KinerjaPay is in compliance with Indonesian governmental regulations applicable to e-commerce businesses that facilitate online transactions between sellers and buyers. KinerjaPay received the requisite GeoTrust Certificate in March 2014 in which entire user transactions have been protected by 256-bit encryption. This is understood to provide a safe platform for online transaction.

Employees

The Company's subsidiary will engage PT Kinerja Indonesia, our Licensor, to provide necessary R&D, technical support, procurement/logistic and IT operational services and other technology support. PT Kinerja Indonesia currently has 40 employees and plans to increase its staff to up to 80 people by end 2016, to fulfill the Company's business plan, among other purposes. In addition, PT KinerjaPay, our subsidiary, will hire approximately 5 persons, principally to be engaged in sales and marketing, billing and collections, reporting to the executive officers and board of directors of the Company. The Company believes, based upon the large base of highly-skilled technical and sales people in Indonesia, that it will be able to hire and retain the personnel required to fulfill the Company's business plan for the foreseeable future.

Transfer Agent

Our stock transfer agent is Transfer Online, Inc., with offices located at 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227 2950, their fax number is (503) 227 6874, and their website is transferonline.com.

Item 1A. Risk Factors. Back to Table of Contents

You should consider carefully the risks described below, together with all of the other information in this Form 10-K, before making a decision to invest in our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer. In this case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related To Our Business

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $30,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow, the sale of restricted shares of our Common Stock, and the issuance of convertible notes.

Based on our financial statements for the years ended December 31, 2015 and 2014, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Notwithstanding our success in raising over $500,000 from the private sale of equity securities in January 2016 and our expectation that we will be successful in raising up to an additional $2 million during the first quarter of 2016, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

On December 1, 2015, we were granted an exclusive, world-wide license by PT Kinerja Indonesia, our licensor, to KinerjayPay IP and its website, KinerjaPay.com, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping having advanced functionality features, among others (the "License"). KinerjaPay was first launched by PT Kinerja Indonesia in February 2015 and only has a limited operating history. See the disclosure under "Description of Business" and in Risk Factors below. As a result of KinerjaPay's limited operating history, we may not become profitable in the near future, if at all. If we are unable to reach profitability, our stock price would decline and our ability to continue to raise capital, either equity or debt, may be adversely effected. The long-term revenue and income prospects of our business and the market for electronic online payments have not been proven. We will encounter risks and difficulties commonly faced by early-stage companies in new and rapidly evolving markets.

We plan to make significant investments using our recently raised equity capital in our newly-organized Indonesian subsidiary, PT KinerjaPay Indonesia, which entity will conduct all of our e-commerce sales and marketing efforts as well as all billing and collection activities. Notwithstanding our ability to raise equity capital to date and our expectation to be able to raise up to an additional $2 million during February 2016, we may not be able to achieve profitability in the foreseeable future, if at all. Our ability to achieve profitability will depend on, among other things, market acceptance of our e-commerce Portal and our ability to compete effectively with other e-commerce businesses operating in Indonesia and the wider Southeast Asian market (our "Initial Target Markets"). We cannot assure you that the relatively new market for e-commerce also known as online electronic payment portals in our initial Target Markets will remain viable. We expect to invest substantial amounts to:

• Drive consumer and merchant awareness of online electronic payments;
• Persuade consumers and merchants to sign up for and use our electronic payment product;
• Improve our system infrastructure to handle seamless processing of transactions;
• Continue to develop our payment portal;
• Expand into international markets; and
• Broaden our customer base.

We may fail to implement successfully these initiatives. This would adversely impact our revenues. There can be no assurance at this time that we will be able to operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

• competition;
• need for acceptance of our Portal;
• ability to develop a brand identity;
• ability to anticipate and adapt to a competitive market;
• ability to effectively manage rapidly expanding operations;
• amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
• dependence upon key personnel to market our product and the loss of one of our key managers may adversely affect the marketing of our product.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely effected.

Our revenues will be dependent upon acceptance of our Portal by the market. The failure of such acceptance will cause us to curtail or cease operations.

Uncertainty exists as to whether our Portal will be accepted by the market. A number of factors may limit the market acceptance of our portal, including the availability of alternative electronic payment portals and the price of our services relative to alternative payment processing portals. There is a risk that potential clients will be encouraged to continue to use other portals and/or payment methods instead of ours. We are assuming that, notwithstanding the fact that our Portal is new in the market, potential customers will elect to use our Portal.

Our revenues are expected to come from the sale of our Portal services. As a result, we will continue to incur operating losses until such time as our revenues reach a mature level and we are able to generate sufficient cash flow to meet our operating expenses. There can be no assurance that the market will adopt our Portal. In the event that we are not able to successfully market and significantly increase the number of Portal users, or if we are unable to charge the necessary fees, our financial condition and results of operations will be materially and adversely affected.

Software failures, breakdowns in the operations of the servers and communications systems upon which we must rely or glitches or malfunctions in our Portal technology could hurt our reputation, revenues and profitability.

Our success depends on the efficient and uninterrupted operation of the servers and communications systems owned and operated by PT Kinerja Indonesia, the licensor of our KinerjaPay IP and KinerjaPay.com. We intend to enter into an agreement with PT Kinerja Indonesia to operate all of the servers, as well as provide hosting and maintenance services and the infrastructure systems, upon which we shall rely. A failure of these systems and services could impede our e-commerce business by delays in processing of data, delivery of databases and services, client data and day-to-day management of our business. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take and PT Kinerja Indonesia already has in place, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at their computer facilities could result in interruptions in the flow of data to our customers. In addition, any failure by the computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client/customer data operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our services to our customers.

To the extent that glitches or errors cause our Portal to malfunction and our customers' use of Portal is interrupted, our reputation in our Initial Target Markets could suffer and our potential revenues could decline or be delayed until such glitches or errors are remedied, which will not be within our control. We may also be subject to liability for the glitches and malfunctions. There can be no assurance that, despite the expertise of PT Kinerja Indonesia, glitches and/or errors in our service or new releases or upgrades will not occur, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, potential litigation, or increased service costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Long-term disruptions in the Portal infrastructure provided by PT Kinerja Indonesia caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving locations in Indonesia for which we will have no control, could adversely effect our e-commerce business. Although, we plan to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers' confidential and proprietary information.

Our KinerjaPay.com website, which will be maintained by PT Kinerja Indonesia, is designed to maintain the confidentiality and security of our customers' confidential and proprietary data that are stored on their server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity which may be expected to adversely effect our business and operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We must rely on PT Kinerja Indonesia which may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop and commercially exploit our KinerjaPay.com Portal which may never become sufficiently successful.

Our growth strategy requires the successful expansions of our e-commerce business and our KinerjaPay.com website. Although management will take every precaution to ensure that our Portal will, with a high degree of likelihood, achieve market acceptance and therefore commercial success, there can be no assurance that this will be the case. The causes for commercial failure can be numerous, including:

• market demand for our e-commerce products and services prove to be smaller than we expect;
• competitive e-commerce providers, either presently in our Initial Target Markets or who join our Initial Target Markets may have superior performanceand, as a result, greater market accpetance;
• further Portal development turns out to be more costly than anticipated or takes longer;
• our Portal requires significant adjustment to changing market conditions, rendering the Portal uneconomic or extending considerably the likely investment return period;
• additional regulatory requirements are imposed which increase the overall costs of running our Portal;
• Customers may be unwilling to adopt and/or use our Portal.

Card association rules may change or certain practices could negatively affect our business and, if we do not comply with these rules, could result in our inability to accept credit cards. If we are unable to accept credit cards, our competitive position would be critically damaged.

We are not a bank and as a result we barred from belonging to and directly access the credit card associations or the bank payment network. We must therefore rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations and bank payment networks as they apply to merchants. The associations' member banks set these rules, and the associations interpret the rules. Some of those member banks compete with us. Credit card associations could adopt new operating rules or interpretations of existing rules which we may find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to support their payments. If we were unable to accept credit cards our competitive position would be critically damaged.

We face considerable risks of loss due to fraud and/or disputes between senders and recipients. If we are unable to deal effectively with losses from fraudulent transactions, our losses from fraud would increase, and our business would be materially adversely effected.

We face significant risks of loss due to fraud and disputes between senders and recipients, including:

• unauthorized use of credit cards and bank account information and identity theft;
• merchant fraud and other disputes;
• system security breaches;
• fraud by employees; and
• use of our system for illegal purposes.

When a sender pays a merchant for goods or services through our Portal using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to us and our credit card processor levies additional fees against us, unless we can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. If our chargeback rate becomes excessive, credit card associations also can require us to pay fines and could terminate our ability to accept their cards for payments. We cannot assure you that chargebacks will not arise in the future.

We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures' effectiveness. If these measures do not succeed, our business will be adversely effected.

We may incur chargebacks and other losses from merchant fraud, payment disputes and insufficient funds, and our liability from these items could have a material adverse effect on our business and result in our losing the right to accept credit cards for payment as a result of which our ability to compete could be impaired, and our business would suffer.

While KinerjaPay did not incur any chargebacks during 2015, we may incur losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. Our liability for such items could have a material adverse effect on our business, and if they become excessive, could result in our losing the right to accept credit cards for payment.

Unauthorized use of credit cards and bank accounts could expose us to substantial losses. If we are unable to detect and prevent unauthorized use of cards and bank accounts, our business would suffer.

The highly automated nature of, and liquidity offered by, our Portal makes us an attractive target for fraud. In configuring our Portal technology, we face an inherent trade-off between customer convenience and security. We believe that several of our current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. During the year ended December 31, 2015, KinerjayPay did not incur any chargebacks but there can be no assurance that we will not incur chargebacks in the future.

Security and privacy breaches in our Portal may expose us to additional liability and result in the loss of customers, either of which events could harm our business and cause our stock price to decline.

Our inability, or the inability of PT Kinerja Indonesia, as the case may be, to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

• expose us to additional liability;
• increase our expenses relating to resolution of these breaches; and
• discourage customers from using our product.

We cannot assure you that our system applications designed for data security will effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial losses from employee fraud and, as a result, our business would suffer.

The type and scale of electronic payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that our internal security systems will prevent material losses from employee fraud.

Our Portal might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

Despite measures we have taken to detect and prevent identify theft, unauthorized uses of credit cards and similar misconduct, our electronic online payment portal remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. Our business could suffer if customers use our system for illegal or improper purposes.

In addition, we classify merchants who historically have experienced significant chargeback rates, such as online gaming-related service providers and online gaming merchants as "higher risk". The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, our revenue from fees generated from these accounts would decline. Proposed legislation has been introduced in Indonesia that operation of an Internet gaming business, sales of alcoholic beverages and other activities violates Indonesian law, and to prohibit payment processors such as us from processing payments for those activities. If merchants accept these illegal activities, we could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. We would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm our business.

Our status under certain Indonesian and international financial services regulation is unclear. Violation of or compliance with present or future regulation could be costly, expose us to substantial liability, force us to change our business practices or force us to cease offering our current product.

We operate in an industry subject to government regulation. We currently are subject to certain Indonesian regulations in our role as money transfer agent and are therefore subject to Indonesian electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

• banking regulations;
• additional money transmitter regulations and money laundering regulations;
• international banking or financial services regulations or laws governing other regulated industries; or
• U.S. and international regulation of Internet transactions.

If we are found to be in violation of any current or future regulations, we could be:
• exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits;
• forced to change our business practices; or
• forced to cease doing business altogether or with the residents of one or more states or countries.

However, we cannot assure you that the steps we have taken to address any regulatory concerns will be effective. If we are found to be engaged in an unauthorized banking business, we might be subject to monetary penalties and adverse publicity and might be required to cease doing business. Even if the steps we have taken to resolve any concerns are deemed sufficient by the regulatory authorities, we could be subject to fines and penalties for our prior activities. The need to comply with laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future.

We are subject to laws and regulations on money laundering and reporting of suspicious activities that could have a material adverse impact on our business and could subject us to civil and criminal liability.

We are subject to U.S. money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action, fine and/or prosecution by the government. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA Patriot Act may require us to revise the procedures we take to verify the identity of our US based customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before opening an account, to obtain additional verification of international customers, or to monitor our customers' activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our payment portal. Failure to comply with US money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

Even if we comply with these enforcement agencies could seize customer funds that are proceeds of unlawful activity, which could result in adverse publicity for us and affect our business adversely. If certain customers or merchants are involved in illegally operations, we may be subject to civil or criminal prosecution for numerous laws, including but not limited to money laundering laws. In addition, future regulation in this area is likely, and we cannot predict how such regulation would affect us. Complying with such regulation could be expensive or require us to change the way we operate our business.

Our status under banking or financial services laws or other laws in countries outside Indonesia is unclear. The cost of obtaining any required licenses or regulatory approvals in other countries could affect our future profitability.

We currently offer our e-commerce products and services to customers both within and outside of Indonesia. However, during 2015, we did not process any credit cards outside of Indonesia. It is not clear whether, in order to provide our product in compliance with local law, we need to be regulated as a bank or financial institution or otherwise. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend operations in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us and involve considerable delay to the development of our product. Implementation of our plans to enhance the attractiveness of our product for international customers, in particular our plans to offer customers the ability to transact business in major currencies in addition to the Indonesian currency, will increase the risks that we could be found in violation of laws or regulations in countries outside Indonesia.

We are subject to Indonesian and foreign government regulation of the Internet, the impact of which is difficult to predict. We could be exposed to significant liabilities and expenses if we are required to comply with new or additional regulations, and as a result, our business could suffer.

There are currently few laws or regulations that apply specifically to the sale of goods and services on the Internet. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is unclear. Our liability if our customers violate laws on pricing, taxation, impermissible content, intellectual property infringement, unfair or deceptive practices or quality of services is also unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend.

An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on our business, results of operations and financial condition.

Our financial success will remain highly sensitive to changes in the rate at which our customers fund payments using credit cards rather than bank account transfers. Our profitability could be harmed if the rate at which customers fund using credit cards goes up.

We pay significant transaction fees when senders fund payment transactions using credit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing account balance with us. Senders may resist funding payments by electronic transfer from bank accounts because of the greater protection offered by credit cards, including the ability to dispute and reverse merchant charges, because of frequent flier miles or other incentives offered by credit cards or because of generalized fears regarding privacy or loss of control in surrendering bank account information to a third party.

We rely on financial institutions, including several current or potential competitors, to process our payment transactions. Should any of these institutions decide to stop processing our payment transactions, our business could suffer.

Not being a bank, we cannot belong to and directly access the credit card associations or the bank payment network. As a result, we must rely on banks or their independent service operators to process our transactions. Bank Central Asia ("BCA") currently processes our bank transactions and will soon also process our credit card transactions. BCA also provides payment processing services to some of our competitor and offers credit card processing services directly to online merchants. If we could not obtain processing services on acceptable terms, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

Increases in credit card processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

From time to time, credit card associations increase the interchange fees that they charge for each transaction using their cards. Our credit card processors have the right to pass any increases in interchange fees on to us. Any such increased fees could increase our operating costs and reduce our profit margins. Furthermore, our credit card processors require us to pledge cash as collateral with respect to our acceptance of certain credit cards and the amount of cash that we are required to pledge could be increased at any time.

Customer complaints or negative publicity about our product and customer service could affect use of our product adversely and, as a result, our business could suffer.

Customer complaints or negative publicity about our product and customer service could diminish consumer confidence in and use of our product. Breaches of our customers' privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We may receive negative media coverage, as well as public criticism regarding customer disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. The number of customer service and sales representatives that KinerjaPay employed or contracted, prior to the grant of our License, increased from three in February 2015 to six as of December 31, 2015. Any inability by us to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

Our ability to manage customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Our success requires significant public confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage accurately customer funds could diminish customer use of our product severely.

Our inability to manage growth could affect our business adversely and harm our ability to become profitable.

To support our growth plans, we may need to expand our existing management, financial and human resources, sales and marketing and customer service, We may be unable to expand these areas and to manage our growth successfully, and this inability would adversely affect our business.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC's adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act ("Section 404"), and our independent registered public accounting firm is required to attest to our internal control over financial reporting.

Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Online payment processing liability is inherent in the industry and insurance is expensive and difficult to obtain, we may be exposed to large lawsuits.

Our business exposes us to potential liability risks, which are inherent in the online payment processing business. While we will take precautions we deem to be appropriate to avoid potential liability suits against us, there can be no assurance that we will be able to avoid significant liability exposure. Liability insurance for electronic payment processing industry is generally expensive. We plan to obtain liability professional indemnity insurance coverage for our Portal services. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue our Portal.

We also plan to obtain Directors and Officers Liability Insurance and certain commercial and personal property insurance.

We may have to establish a reserve funds for potential liability claims. If we experience liability claims, it would have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

We currently anticipate that our available capital resources will be sufficient to meet our expected working capital and capital expenditure requirements for the six-month ended June 30, 2016. We anticipate that we may require an additional funding during the next twelve month period from June 2016 through June 2017 to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, or other arrangements.

We cannot be sure that any additional funding will be available on terms favorable to us or at all. Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

We may need to increase the size of our organization, and may experience difficulties in managing growth.

At present, we are a small company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The loss of key personnel could adversely affect our business. We may not be able to hire and retain qualified personnel to support our growth.

Our success depends to a significant extent upon the efforts of Mr. Edwin Ng, our Chairman and control shareholder, and other key senior personnel that we expect to join our professional and sales staff during the first quarter of 2016 and thereafter. The loss of the services of such personnel and the inability to hire ands retain of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacement for any of them. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

Our success is dependent upon our ability to attract, train, manage and retain qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. There are no other options and/or equity awards outstanding under existing equity compensation agreements or otherwise. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely effected.

We expect to face strong competition in our market, which we expect will evolve rapidly. Some of our competitors are more established and better capitalized than we are and if we do not compete effectively, the demand for our electronic payment product may decline, and our business would suffer.

Some of our competitors are well known, more established and better capitalized than we are and we may be unable to establish market share. As such, they may have at their disposal greater marketing strength and economies of scale and, as they may have additional products and/or services at more competitive price. They may also have more resources to expend to create more innovative payment processing products in competition with ours. Accordingly, we may not be successful in competing effectively for market share.

The market for online electronic payments is emerging, intensely competitive and characterized by rapid technological change. We compete with existing online payment methods and other companies, including, among others:

• Tokopedia
• Bukalapak
• Lazada
• Zalora
• OLX
• Blibli
• Payment processors such as Doku and Veritrans

Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can. These competitors have offered, and may continue to offer, their services for free in order to gain market share and we may be forced to lower our prices in response. We also compete with providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House, or ACH, transactions.

We may license our Portal technology or collaborate with third parties in various potential markets.

We believe collaboration will allow us to leverage our resources and to access new markets while avoiding the cost of establishing or maintaining a direct market presence. We may incur significant costs in the use of third parties to identify and assist in establishing relationships with potential licensee. We currently have no presence outside of Indonesia. We plan to license our Portal technology and expand geographically.

To penetrate new markets, we may need to enter into license and/or collaborative agreements to assist in the commercialization of our Portal technology. We may choose to license our Portal technology to third parties as opposed to pursuing commercialization ourselves. Establishing strategic collaborations is difficult and time-consuming. Potential licensees and/or collaborators may reject collaborations based upon their assessment of our financial or intellectual property position and our internal capabilities. Discussions with potential licensees and/or collaborators may not lead to the establishment of license and/or collaboration agreements on favorable terms and may have the potential to provide licensees and/or collaborators with access to our key intellectual property. We may have limited control over the amount and timing of resources that any future licensees or collaborators devote to our Portal technology. These licensees and/or collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. By entering into collaboration, we may preclude opportunities to collaborate with other third parties who do not wish to associate with our existing third party strategic partners. Moreover, in the event of termination of a license and/or collaboration agreement, termination negotiations may result in less favorable terms.

Our future revenues from international markets will subject us to foreign currency exchange and other risks and costs which could harm our business.

We expect that a substantial portion of our future revenues will be derived from Indonesia. We will be subject to the effects of exchange rate fluctuations. Our functional currency is the Indonesian Rupiah. For the preparation of our consolidated financial statements, the financial results are translated into U.S. dollars using average exchange rates during the applicable period. If the U.S. dollar appreciates against the Rupiah, as applicable, the revenues we recognize from sales will be adversely impacted. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective fees of our Portal services were to increase as a result of fluctuations in foreign currency exchange rates, demand for our services could decline and adversely affect our results of operations and financial condition.

We intend not to use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates. Movements in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period.

We may not be able to successfully expand our business through acquisitions.

We review corporate and product acquisitions as a part of our growth strategy. If we decided to undertake an acquisition, we may not be able to successfully integrate it in order to realize the full benefit of such acquisition. Factors which may affect our ability to grow successfully through acquisitions include:

• inability to identify suitable targets given the relatively narrow scope of our business;
• inability to obtain acquisition or additional working capital financing due to our financial condition;
• difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
• diversion of management's attention from current operations;
• the possibility that we may be adversely affected by risk factors facing the acquired companies;
• acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to our existing shareholders;
• potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
• loss of key employees of the acquired companies.

We have limited experience competing in international markets, where we hope to compete, beyond Indonesia. Our international expansion plans will expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks, which could harm our business.

In the year ended December 31, 2015, KinerjaPay generated approximately 14% of its revenue from transactions outside of Indonesia. We intend to expand use of our products in selected international markets, initially in the Southeast Asian region. If we could not continue our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

• greater difficulty in managing foreign operations;
• expenses associated with localizing our products, including offering customers the ability to transact business in major currencies in addition to the Indonesian Rupiah;
• laws and business practices that favor local competitors;
• multiple and changing laws, tax regimes and government regulations;
• foreign currency restrictions and exchange rate fluctuations;
• changes in a specific country's or region's political or economic conditions; and
• differing intellectual property laws.

Loss of principal of customer funds placed in bank accounts or accounts managed by us may affect adversely customer perceptions about the safety of our service and as a result could reduce our payment volume and our ability to operate our business profitably.

We place customer funds that are not withdrawn from our payment system in bank accounts as agent for the customer. We seek to place customer funds in well-capitalized banks. However, customer funds could be lost in the event of the insolvency of one or more of these banks. If these losses occur, perceptions regarding our ability to handle customer funds may result in decreased customer balances and payment volume, which would increase our costs and reduce our revenue.

Risks Related to Our Common Stock

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Edwin Ng, our Control Shareholder and Chairman owns approximately 36% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of February 11, 2016, our control shareholder, executive officer and director beneficially owns 50,000,000 Shares of our Common Stock representing approximately 36% of our outstanding Shares, excluding Shares underlying options and warrants. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 500,000,000 shares of Common Stock, $0.0001 par value per share. We have filed a Schedule 14C and made application to FINRA to implement a one-for-thirty (1:30) reverse split of our 139,610,386 shares to approximately 4,653,680 shares and upon the effective date of the reverse split we will have approximately 495,350,000 shares of Common Stock available for issuance. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of preferred stock, $0.0001 par value per share none of which are issued and outstanding as of the date of this Form 10-K. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Our Common Stock is subject to the "Penny Stock" rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• That a broker or dealer approve a person's account for transactions in penny stocks; and
• The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

• Obtain financial information and investment experience objectives of the person; and
• Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• Sets forth the basis on which the broker or dealer made the suitability determination; and
• That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may limit a shareholder's ability to buy and sell our Common Stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are thinly-traded on the OTCQB Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer's independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our Common Shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.02 to a high of $1.20 since 2013. Many factors could have a significant impact on the future price of our common shares, including:

• our inability to raise additional capital to fund our operations;
• our failure to successfully implement our business objectives and strategic growth plans;
• compliance with ongoing regulatory requirements;
• market acceptance of our product;
• changes in government regulations;
• general economic conditions and other external factors; and
• actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the volume of electronic transactions, new Portal updates by us and other competitors, gain or loss of significant customers, pricing of our Portal fees, the timing of expenditures and economic conditions. Revenues related to our electronic payment processing are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our Portal fees is dependent on a number of factors, including, but not limited to, the terms of any license agreement and the timing of Portal transactions by our customers.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

Delaware law contains provisions that could discourage, delay or prevent a change in control of our Company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of "blank check" preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an "interested stockholder," we may not enter into a "business combination" with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An "interested stockholder" is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate and decline.

We expect our quarterly results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

• changes in our costs, including interchange and transaction fees charged by credit card associations, and our transaction losses;
• changes in our pricing policies or those of our competitors;
• relative rates of acquisition of new customers;
• seasonal patterns, including increases during the holiday season;
• delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and
• other changes in operating expenses, personnel and general economic conditions.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance.

Item 1B. Unresolved Staff Comments. Back to Table of Contents

None.

Item 2. Properties. Back to Table of Contents

Our principal office is located at J1. Multatuli, No. 8A, Medan, Indonesia 20151. Our telephone number is +62-819-6016-168. Our offices consist of approximately 4,000 square feet of executive offices and sales and marketing space, are provided to us on a rent-free basis by PT Kinerja Indonesia and we believe that these facilities will be sufficient for the next twelve months.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Back to Table of Contents

Market Information

Our common stock is quoted on the OTCQB Market under the symbol SFEX, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the OTCQB Market limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The information below has been adjusted for a one-for-ten (10:1) forward split effective December 3, 2013.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.15	$0.12	$0.15	$0.12	$0.18	$0.10
Second Quarter ended June 30	$0.14	$0.12	$0.14	$0.12	$0.18	$0.10
Third Quarter ended September 30	$0.17	$0.12	$0.17	$0.12	$0.10	$0.10
Fourth Quarter ended December 31	$0.16	$0.04	$0.16	$0.04	$0.11	$0.10

The transfer agent of our common stock is Transfer Agent, 50 West Liberty Street, Suite 880, Reno, NV 89501. Phone (775) 322-0626.

Holders

As of February 11, 2016, there were 139,610,386 common shares issued and outstanding, which were held by 27 stockholders of record.

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

Equity Compensation Plans

We do not have any equity compensation plans.

Sale of Unregistered Securities

During the last three fiscal years, the Registrant issued and/or sold the following restricted securities.

Date	Title	Shares Issued	Persons	Consideration
02/05/2013	Common Stock	11,666,670	Isaac Berezovski	Subscription at $0.003 per share pursuant to Reg S.
02/07/2013	Common Stock	1,666,670	Amir Uziel	Subscription at $0.003 per share pursuant to Reg S.
03/27/2013	Common Stock	11,666,660	Amir Uziel	Subscription at $0.003 per share pursuant to Reg S.
03/27/2013	Common Stock	3,333,330	L & L Holding Ltd. (1)	Subscription at $0.003 per share pursuant to Reg S.
04/04/2013	Common Stock	5,000,000	Common Market Development Ltd. (2)	Subscription at $0.003 per share pursuant to Reg S.
04/09/2013	Common Stock	3,333,333	Lavi Krasney	Subscription at $0.003 per share pursuant to Reg S.
04/09/2013	Common Stock	3,333,340	Isaac Beresovski	Subscription at $0.003 per share pursuant to Reg S.
04/07/2014	Common Stock	250,000	Ten West Holding Ltd. (3)	For services provided valued at $0.13 per share, Section 4(2).
05/14/2014	Common Stock	60,000,000	Int. Executive Consulting SPRL. (4)	For equipment valued at $180,000, Section 4(2).

(1) The principal of L & L Holdings S.R.L. is Ruiz Diaz Rolon Rosa, a resident of Argentina.
(2) The principal of Common Market Development Ltd. is Mr. Isaac Berezovski, a resident of Argentina.
(3) The principal of Ten West Holding Ltd is Marc Spitzer, a US resident.
(4) The principal of International Executive Consulting SPRL. is Mr. Leib Zadenberg, a resident of Belgium.
(5) The principal of IMWT Holdings Ltd. is John Shafat, a resident Austria.
(6) The principal of Tena Holdings GmbH. is Mrs. Luba Varhaft, a resident of Austria.

The Registrant's acceptance of the above subscriptions and the issuances of restricted Shares was in reliance upon the exemption from registration pursuant to Section 4(2) and Regulation S promulgated by the SEC under the Act. The Registrant's acceptance of the above note and restricted share subscriptions and the issuances of restricted shares immediately after the Effective Date were in reliance upon the exemption from registration pursuant to Section 4(2) of the Act and Regulation S promulgated by the SEC under the Act with respect to all Investors except for those persons designated as U.S. residents. With respect to the U.S. Investors, the Registrant relied upon exemption from registration pursuant to Section 4(2) of the Act and Regulation D promulgated by the SEC under the Act.

In November 2015, the Registrant issued restricted shares upon the conversion of convertible notes to the accredited investors set forth below.

Name	Date of Conversion	Conversion Rate	Common Stock Issued
Amir Uziel	11/05/2015	$0.01	2,947,389
Dana Beresovski	11/05/2015	$0.01	4,221,499
Lavi Krasney	11/05/2015	$0.01	1,714,210
Common Market Development Ltd. (2)	11/05/2015	$0.01	618,873
Galia Zadenberg	11/05/2015	$0.01	1,206,466
IMWT Holdings Ltd. (5)	11/05/2015	$0.01	1,162,082
Asher Mediouni	11/05/2015	$0.01	1,095,014
Zikri Zusa	11/05/2015	$0.01	1,086,795
Tena Holdings GmbH (6)	11/05/2015	$0.01	308,088

The Registrant issued the original fourteen convertible notes totaling the principal amount of $122,000 and accrued interest of $21,609 between July 2013 and October 2015 for a total of $143,604. The notes were converted at a price of $0.01 per share. Each of the individuals listed in the table represented to the Registrant their status as "accredited investors."

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We retired 10,000,000 shares of our common stock during the fiscal year ended December 31, 2015.

Item 6. Selected Financial Data. Back to Table of Contents

A smaller reporting company is not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Back to Table of Contents

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

On December 1, 2015, the Company entered into a license agreement (the "License Agreement") with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property (the "KinerjaPay IP") and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping having advanced functionality features, among others, and is among the first portals to allow users the convenience to top-up phone credit, in consideration for the payment of royalties.

The KinerjaPay IP and its related website, KinerjaPay.com, is used to: (i) facilitate users' buying and selling activities; (ii) enable users to make payments on merchant sites using KinerjaPay's e-wallet services; (iii) allow users to gamify their shopping experience through the KinerjaPay platform; and (iv) provide users with an "end-to-end" solution for on-line shopping, secure bill payment capability, game playing and saving, in real time via web or Android apps.

In furtherance of our plan for KinerjaPay IP's growth world-wide, we agreed in the License Agreement to raise equity capital in the minimum amount of $500,000 (the "Minimum Offering") and the maximum amount of $2,500,000 (the "Maximum Offering") through the offering of units (the "Unit Offering") to "accredited investors" who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"), at a price of $0.50, each Unit, each consisting of 1 share of common stock and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00.

On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000, while the Unit Offering is continuing, and on January 29, 2016, the Company filed the Definitive 14C to implement the Corporate Actions followed by the submission on February 2, 2016, of the application with FINRA to approve the name change and the reverse split. A copy of the Certificate of Amendment to the Certificate of Incorporation is attached to this Form 10-K as Exhibit 3.4.

E-Commerce Business of KinerjaPay.com

The e-commerce market in Indonesia, where our business is based and where our initial marketing efforts will be focused, is reported to be the fastest growing in the Southeast Asian region. It has also been reproted that e-commerce activities in Indonesia are expected to surpass US$25 billion during 2016. In early 2015, prior to the grant by PT Kinerja of our License to exploit the KinerjaPay IP and our entry into the e-commerce business, KinerjaPay launched its e-commerce payment portal, KinerjaPay.com, which offers users the convenience of e-wallet service for bill transfer and online shopping, together with enhanced functionality and gamification (which is defined as the application of game-design elements and game principles in non-game contexts). These features, we believe will allow the KinerjaPay users to conveniently conduct payment activities using KinerjaPay's web and/or Android apps, including utility payment, phone bills, credit card payments, and also permits users to top-up (add credit to) phone credit.

The KinerjaPay.com portal has also been highly rated in the User Daily Time spent in the Indonesian market, according to web analytics provided by Alexa.com, an Amazon Company. These functionality features were instrumental in enabling KinerjaPay to generate revenues from user sign-ups during the period from the KinerjaPay.com launch in February 2015 through December 31, 2015. To conduct our marketing as well as our billing and collection activities, we recently organized a new, wholly-owned subsidiary, PT KinerjaPay, in Indonesia, which will commence business in February 2016. Notwithstanding the foregoing, KinerjaPay was granted the License to commercially exploit the KinerjaPay IP and operate KinerjaPay.com in December 2015 and there can be no assurance that we will be able to successfully operate the the KinerjaPay portal, continue to experience the growth that commenced prior to our License and compete in the highly competitive e-commerce market in Indonesia and Southeast Asia, much less our planned efforts to expand the business internationally.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

During 2015, we had operating expenses related to general and administrative expenses being a public company and interest expenses. During 2015, we incurred a net loss of $293,104 due to general and administrative expenses of $44,932, interest expenses of $11,809, expenses related to amortization of debt discount of $37,058 and a loss of $199,305 due to extinguishment of debt. During 2014, we incurred a net loss of $188,265 due to general and administrative expenses of $108,240, interest expenses of $9,161 and expenses related to amortization of debt discount of $70,864. The significant increase in net loss in in 2015 was mainly due to the loss in connection with the extinguishment of debt.

Liquidity and Capital Resources

On December 31, 2015, we had $250,194 in current assets consisting of $81 in cash and $250,113 in restricted cash as compared to $1,824 in current assets consisting of cash in the prior year.

As of December 31, 2015, we had total current liabilities of $274,467 consisting of $15 in accrued interest, $250,013 in unissued stock subscriptions and $24,439 in notes payable. We had no long-term liabilities as of December 31, 2015. As of December 31, 2014, we had total current liabilities of $91,235 consisting of $4,150 in accrued expenses, $9,810 in accrued interest and $77,275 in current portion of convertible notes.

We used $49,082 in our operating activities during the year 2015, which was due to a net loss of $293,104 offset by increases in amortization of debt discount of $37,058, charges of $199,305 related to the extinguishment of debt and an increase in accounts payable and accrued liabilities of $7,659.

We used $78,147 in our operating activities during the year 2014, which was due to a net loss of $188,265 offset by increases in amortization of debt discount of $70,864, non-cash share compensation of $32,500 and an increase in accounts payable and accrued liabilities of $6,754.

We financed our negative cash flow from operations in 2015 through proceeds from issuance of common stock of $250,013 and $47,439 in proceeds from debt issuance. We financed our negative cash flow from operations in 2014 through the issuance of a convertible note of $79,000.

We had no in investing activities in 2015 and 2014.

We currently anticipate that our available capital resources will be sufficient to meet our expected working capital and capital expenditure requirements for the six-month period ended June 30, 2016. We anticipate that we may require an additional funding during the twelve-month period from June 2016 through June 2017 to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our new KinerjaPay business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, or other arrangements.

We cannot be sure that any additional funding will be available on terms favorable to us or at all. Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

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

Item 8. Financial Statements and Supplementary Data. Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
Solarflex Corp.

We have audited the accompanying balance sheets of Solarflex Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solarflex Corp. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 11, 2016

SOLARFLEX CORP.
Balance Sheets
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$81	$1,824
Restricted cash	250,113	-
Total current assets	250,194	1,824
Total Assets	$250,194	$1,824

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$-	4,150
Accrued interest	15	9,810
Unissued stock subscriptions	250,013	-
Notes payable	24,439	-
Convertible notes payable, net of discount of $0 and $21,725, respectivly.	-	77,275
Total current liabilities	274,467	91,235

Total liabilities	274,467	91,235

Stockholders' Deficit:
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
139,610,386 shares issued and outstanding at December 31, 2015 and
135,249,990 shares issued and outstanding at December 31, 2014	13,961	13,525
Additional paid-in capital	849,597	491,791
Accumulated deficit	(887,831)	(594,727)
Total stockholders' deficit	(24,273)	(89,411)
Total Liabilities and Stockholders' Deficit	$250,194	$1,824

The accompanying notes to financial statements are an integral part of these financial statements.

SOLARFLEX CORP.
Statements of Operations
For the Years ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-
Expenses:
General and administrative	44,932	108,240
Total general and administrative expenses	44,932	108,240

(Loss) from operations	(44,932)	(108,240)

Other income (expense)
Interest expense	(11,809)	(9,161)
Amortization of debt discount	(37,058)	(70,864)
Loss of extinguishment of debt	(199,305)	-
Total expense	(293,104)	(188,265)

Provision for income taxes	-	-
Net (loss)	$(293,104)	$(188,265)

(Loss) per common share:
(Loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	136,275,147	135,183,552

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2013	134,999,990	$13,500	$381,316	$(406,462)	$(11,646)
Beneficial conversion feature	-	-	78,000	-	78,000
Stock issued for services	250,000	25	32,475	-	32,500
Net loss for the period	-	-	-	(188,265)	(188,265)
Balance at December 31, 2014	135,249,990	$13,525	$491,791	$(594,727)	$(89,411)
Beneficial conversion feature	-	-	15,333	-	15,333
Loss of debt extinguishment	-	-	199,305	-	199,305
Stock issued to settle debt and accrued interest	14,360,396	1,436	142,168	-	143,604
Cancelled shares	(10,000,000)	(1,000)	1,000	-	-
Net loss for the period	-	-	-	(293,104)	(293,104)
Balance at December 31, 2015	139,610,386	$13,961	$849,597	$(887,831)	$(24,273)

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Statements of Cash Flows
For the years ended December 31, 2015 and 2014

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(293,104)	$(188,265)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Amortization of debt discount	37,058	70,864
Loss on extinguishment of debt	199,305	-
Common stock issued for services	-	32,500
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	7,659	6,754
Net cash used in operating activities	(49,082)	(78,147)

Cash flows from financing activities:
Proceeds of debt	47,439	79,000
Proceeds from restricted common stock offering	250,013	-
Net cash provided by financing activities	297,452	79,000

Net (decrease) increase in cash	248,370	853
Cash - Beginning of period	1,824	971
Cash - End of period	$250,194	$1,824

Supplemental Disclosure of Non-Cash Transactions:
Debt discount attributable to beneficial conversion feature	$15,333	$78,000
Stock issued to settle debt and accrued interest	$143,604	$-
Stock returned to treasury	$1,000	$-

The accompanying notes to financial statements are integral part of these financial statements.

SOLARFLEX CORP.
Notes to Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background: Solarflex Corp. ("Solarflex" or the "Company") is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same." The Company intended to produce a prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2015 and 2014 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2015 and 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At December 31, 2015 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

2. Stockholders' Equity

Transactions in our Common Stock in 2015

Stock issued upon conversion of debt: On November 5, 2015, we issued 14,360,396 shares of our common stock in settlement of $122,000 in convertible notes payable plus associated accrued interest of $21,604. The conversion occurred within the terms of the promissory notes and no gain or loss resulted.

Stock issuable upon completion of Reg S offering: Beginning December 2015 we offered for sale common shares through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units are to be sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance. The offering calls for a minimum of $500,000 to be raised up to a maximum of $2,500,000. As of December 31, 2015 $250,013 has been subscribed for and received upon the sale of 500,000 units. Until the minimum is raised the company may be obligated to return any proceeds received to the investors. Accordingly, proceeds received up to the minimum amount are carried as restricted cash and reflect a corresponding refund obligation under current liabilities. Upon completion and as a condition of the offering, the company is required to effect a 1:30 reverse split of its common shares.

Stock returned to treasury and cancelled: On November 10, 2015, we entered into an Asset Purchase Rescission Agreement with IEC together with Mr. Edwin Witarsa Ng, a resident of Indonesia. Under the terms of the agreement we transferred and assigned all right, title and interest in the equipment back to IEC. IEC returned 10 million shares to the company and Mr. Ng acquired 50 million shares directly from IEC and became a Board member. The carrying value of the equipment at the date of the rescission agreement was $0.

Transactions in our Common Stock in 2014

In 2014 we issued 250,000 shares of our common stock valued at $0.13 or $32,500 as consideration for services. The shares were valued using the closing price at the date of grant.

3. Related Party Transactions Not Disclosed Elsewhere

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping having advanced functionality and "gamification" features, among others, and is among the first portals to allow users the convenience to top-up phone credit. Mr. Ng is a control person of PT Kinerja and a controlling shareholder and board member of Solarflex.

4. Notes Payable

On October 6, 2015 the conversion price on all outstanding notes was reduced from $0.03 to $0.01 per share effective September 30, 2015. At the time of modification there were nine notes outstanding with principal amounts ranging from $3,000 to $35,000. It was determined that the modification resulted in derecognition of the old notes and recognition of the new notes. Accordingly, the remaining unamortized discount of $4,028 was immediately expensed and the aggregate fair value of the modified conversion terms of $199,305 was recognized as a loss on debt extinguishment in 2015.

During 2015 the Company signed five unsecured promissory notes with unrelated parties for an aggregate of $31,689. Three of these notes consisting of $23,000 in principal converted to common stock pursuant to the revised terms described above. At December 31, 2015 two unsecured promissory notes totaling $8,689 remain outstanding. The notes do not contain a conversion feature and bear interest at 1% per annum. The notes are due in October and November of 2016. In addition, the company benefitted from the payment of expenses of $15,750 in 2015 recognized as a short term obligation and carries no specific terms of interest or maturity.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the three convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $15,333 has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

For the year ended December 31, 2015 the Company has recognized $11,809 in interest expense related to the notes and has amortized $37,058 of the discount arising from the beneficial conversion feature.

For the year ended December 31, 2014 the Company has recognized $9,161 in interest expense related to the convertible notes and has amortized $70,864 of the beneficial conversion feature.

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

We have a current operating loss carry-forward of $ 476,993 resulting in deferred tax assets of $166,948. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2015		2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryover		166,948		114,025
Less valuation allowance		(166,948)		(114,025)
Net deferred		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009.

6. Future Commitment

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. The licensing agreement requires a 1% royalty on sales generated by Solarflex.

Cancellation of Previous Agreement

On November 10, 2015, the Asset Purchase Rescission Agreement with IEC effectively cancelled the Patent Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the "Solar element and method of manufacturing the same". In consideration of the rescission the Company is released from all terms and is no longer obligated to pay any royalties under that agreement and has returned all related equipment.

7. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its 2016 operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

As of January 20, 2016 the full minimum subscription proceeds of $500,000 were received. Upon reaching the minimum the company is obligated to implement a reverse split of the issued and outstanding shares of common stock on a 1 for 30 basis and execute a name change to KinerjaPay Corp. These corporate actions will not become effective until the Corporation receives approval from FINRA.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Back to Table of Contents

None.

Item 9A(T) Controls and Procedures. Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. As of December 31, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. Back to Table of Contents

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Back to Table of Contents

Name	Age	Title
Sergei Rogov	58	CEO, CFO and Director
Edwin Witarsa Ng	34	Chairman

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Sergei Rogov, 58, has been our sole executive officer and Director from the Company's inception in February 2010 until November 2015. Mr. Rogov received his Bachelor of Science degree in Applied Mathematics from Polytechnic University in St. Petersburg, Russia in 1980. From 1999, he worked as a Senior Program Engineer in the Development Department of Identify Software Ltd., which in 2006 was acquired by BMC Software, to which he continued to provide services until 2009. As part of his duties, Mr. Rogov works with various development teams. Following his work for BMC Software and until present, Mr. Rogov has continues to provide senior software development services to Rollsoft Ltd. Prior to his position at Identity Software Ltd., he worked for Telegate Ltd. for two years as a Program Engineer, and for Prudence Ltd. for two years developing programs related to the electromagnetic fields for linear accelerators.

Edwin Witarsa Ng, 34, was appointed to the Board of Directors, with the position of Chairman, on November 15, 2015. In 2007, Mr. Ng founded PT Kinerja, an Information Technology company organized under the laws of Indonesia with offices located in Medan, Indonesia and operations throughout Indonesia. PT Kinerja operates through the following units, among others: (i) KinerjaHosting, which is engaged in the business of providing data hosting to Companies and/or individuals, as well as website domains and VPS services; (ii) KinerjaNet, which is engaged in the business of Internet Service Provider by providing internet connectivity to corporate offices, households, and internet cafes; and (iii) Kinerja Technology, which is engaged in the business of Application Development, mobile app development, website development, and Software implementation such as ERP and CRM Software. PT Kinerja also partnered with IBM to build the first Tier 2+ Data Center in Medan City (KDC Medan). In February 2015, Mr. Ng started the business of KinerjaPay, an e-commerce payment gateway with marketplace platform. In 2007, Mr. Ng founded and to present has served as CEO and president of PT. Stareast Sejahtera Group, a Real Estate Development company with operations in Medan, Pekanbaru, and Bintan Island , Indonesia. Since 2007, the company has built and opened hotels and apartment complexes, and conducted extensive development operations in Indonesia. In 2012, Mr. Ng established PT. Graha Pecatu Sejahtera, a Real Estate Development company for which he has served as CEO & President, and built a four star rated Condotel in BALI. Mr. Ng has other business interests engaged in asset management, tire distribution, marketing consultancy and hospitality.

Mr. Ng received his undergraduate degree from the University of Southern California (USC) School of Engineering, Los Angeles, CA in 2002 with a major in Management Information Systems and a Minor in SAP Implementation Systems and his post-graduate degree from the University of Toronto in 2004 with a major in Information Science.

The Board of Directors has concluded that Mr. Rogov and Mr. Ng should serve as Directors because of their extensive and diverse experience working with development teams and managing development efforts, which experiences they each gained while working at and managing the above-referenced entities.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Our executive officer serves at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual or other meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2015, our sole executive officer and both or our Directors and 5% shareholders have complied with Section 16(a) filing requirements.

Auditors

The Company engaged M&K CPAS, PLLC ("M&K") as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2015 and 2014.

Code of Ethics and Audit Committee

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

Item 11. Executive Compensation. Back to Table of Contents

					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Sergei Rogov, CEO, CFO, Director (1)	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Jonathan Beresovsky, former CFO (2)	2013	0	0	0	0	0	0

(1) Sergei Rogov was appointed CFO on June 11, 2013.
(2) Jonathan Beresovsky was the Companny's CFO since inception and resigned on June 11, 2013 as an officer.

Since our incorporation, we have not paid any compensation to any of our Directors  in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our Directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans. Since our incorporation , no stock options or stock appreciation rights were granted to any of our Directors or executive officers. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Back to Table of Contents

The following table lists the number of shares of Common Stock of our Company as of January 15, 2016 that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. As As of February 6, 2016, the Company has 139,610,386 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

Sergei Rogov, CEO, CFO and Director	12,000,000	8.60%
12 Abba Hiller Silver Street, 11th Floor
Ramat Gan, Israel

Edwin Witarsa Ng, Chairman (1)	50,000,000	35.81%
Jl. Multatuli, No.8A
Medan, 20151, Indonesia

Total Officers and Affiliates (2 people)	62,000,000	44.41%

(1) Mr. Ng is the controlling shareholder of PT Kinerja, Indonesia.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Back to Table of Contents

During the last two fiscal years, we have not entered into any material transaction nor are there any proposed material transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services. Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("M&K") as independent public accountant for the fiscal year ended December 31, 2015 and 2014.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$7,350	$7,350
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

As of December 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules. Back to Table of Contents

Exhibit	Description

3.1	Certificate of Incorporation of the Company attached to the Registration Statement on Form S1, filed on February 8, 2012.
3.1(i)	Amendment to the Certificate of Incorporation, filed herewith.
3.2	Bylaws of the Company, attached to the Registration Statement on Form S1, filed on February 8, 2012.
3.3	Form of Common Stock Certificate of the Company, attached to the Registration Statement on Form S1, filed on February 8, 2012.
10.1	Patent Assignment Agreement, attached to the Registration Statement on Form S1, filed on February 8, 2012.
10.2	Assets Purchase Agreement between the Company and International Executive Consulting SPRL, attached to the Company's Form 8-K as filed with the SEC on May 20, 2013.
10.3	Asset Purchase Rescission Agreement dated November 10, 2015, attached to the Company's Form 8-K as filed with the SEC on November 17, 2015.
10.4	Memorandum of Understanding dated November 15, 2015, attached to the Company's Form 8-K as filed with the SEC on November 17, 2015.
10.5	License Agreement between the Registrant and PT Kinerja dated December 1, 2015, attached to the Company's Form 8-K as filed with the SEC on December 2, 2015.
10.6	Amendment to License Agreement between the Registrant and PT Kinerja dated December 29, 2015, attached to the Company's Form 8-K as filed with the SEC on January 4, 2016.
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solarflex Corp

Date: February 11, 2016	By:	/s/ Sergei Rogov
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2016	By:	/s/ Sergei Rogov
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director