Form 10-Q
period 2016-03-31
KinerjaPay Corp.
filed 2016-05-17
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 0-55081

KinerjaPay Corp.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Jl. Multatuli, No.8A, Medan, Indonesia	20151
(Address of Principal Executive Offices)	(ZIP Code)

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

On May 17, 2016, the Registrant had 7,467,013 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
	(Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$578,956	$81
Restricted cash	-	250,113
Total current assets	578,956	250,194
Total Assets	$578,956	$250,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$12,500	-
Accrued interest	-	15
Unissued stock subscriptions	-	250,013
Notes payable	-	24,439
Total current liabilities	12,500	274,467

Total liabilities	12,500	274,467

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
7,467,013 shares issued and outstanding at March 31, 2016 and
4,653,680 shares issued and outstanding at December 31, 2015	746	465
Additional paid-in capital	2,812,698	863,093
Accumulated deficit	(2,246,988)	(887,831)
Total stockholders' deficit	566,456	(24,273)
Total Liabilities and Stockholders' Deficit	$578,956	$250,194

See notes to unaudited interim financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue	$-	$-
Expenses:
General and administrative	1,350,151	9,148
Total general and administrative expenses	1,350,151	9,148

(Loss) from operations	(1,350,151)	(9,148)

Other income (expense):
Interest expense	(3)	(3,315)
Loss on conversion of debt	(9,003)	(3,315)
Amortization of debt discount	-	(15,975)
Total costs and expenses	(1,359,157)	(28,438)

Net loss before income taxes	(1,359,157)	(28,438)
Income taxes	-	-
Net loss	$(1,359,157)	$(28,438)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.21)	$(0.00)

Weighted average shares outstanding (basic and diluted)	6,412,325	4,508,333

See notes to unaudited interim financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(1,359,157)	$(28,438)
Adjustments required to reconcile net loss to cash used in operating activities:
Amortization of debt discount	-	15,975
Common stock issued for services	1,200,133	-
Changes in net assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	12,485	1,315
Net cash used in operating activities	(137,536)	(11,148)

Cash flows from financing activities:
Proceeds from issuance of common stock	474,987	-
Proceeds from debt	-	20,000
Principal payments made on debt	(8,689)	-
Net cash provided by financing activities	466,298	20,000

Change in cash	328,762	8,852
Cash - Beginning of period	250,194	1,824
Cash - End of period	$578,956	$10,676

See notes to unaudited interim financial statements.

Supplemental Cash Flow Disclosure:
Debt discount attributable to beneficial conversion feature	$-	$13,333
Stock issued to settle debt	$15,750	$-
Settlement of restricted cash with common stock issuance	$250,013	$-

See notes to unaudited interim financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Notes to Unaudited Financial Statements

1.  The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (formerly Solarflex Corp. ) ("KinerjaPay" or the "Company") is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same". On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

On December 1, 2015, the Company entered into a license agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with the agreement the company changed its name from Solarflex Corp. to KinerjaPay Corp.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Property and Equipment

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

Valuation of Long-Lived Assets

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

Stock Based Compensation

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

Fair Value of Financial Instruments

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2016 and December 31, 2015 and the year periods ended on a recurring basis:
Fair Value Measurements at March 31, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

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

Common Stock Split

On January 20, 2016, we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split, which became effective on March 10, 2016. All per share disclosures retroactively reflect post-split shares.

Income Taxes

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At March 31, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

The accompanying balance sheet as of March 31, 2016, which was derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

On January 20, 2016, we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares and declared a reverse stock split of our common stock. As of March 31, 2016, no preferred shares have been issued. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split, which became effective on March 10, 2016. All per share disclosures retroactively reflect post-split shares.

Transactions in our Common Stock

Stock issued upon conversion of debt

On February 19, 2016 we issued 30,000 shares of our common stock at par value in settlement of $15,750 in accounts payable.

Stock issued upon completion of Regulation S Offering

We received $474,987 during the three months ended March 31, 2016 and $250,013 in Q4 of 2015 through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units were sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance.

Stock Issued for Services

On February 19, 2016, we issued 1,333,333 shares of our common stock to Mr. Ng (an officer and director of the company) individually and as control person of PT Kinerja as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense.

3. Related Party Transactions Not Disclosed Elsewhere

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an eCommerce platform that provides users with the convenience of e-Wallet service for bill transfer and online shopping having advanced functionality and "gamification" features, among others, and is among the first portals to allow users the convenience to top-up phone credit. Mr. Ng is a control person of PT Kinerja and a controlling shareholder and board member of KinerjaPay Corp.

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to "accredited investors" who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, we have raised $725,000 under the Unit Offering, while the Unit Offering is continuing.

On February 19, 2016 we issued 1,333,333 shares of our common stock to Mr. Ng (an officer and director of the company) individually and as control person of PT Kinerja as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense.

On March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company's shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

4. Future Commitment

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

5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its 2016 operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Subsequent Events

Effective on April 6, 2016, the Registrant's Subsidiary, P.T. Kinerja Pay Indonesia, was organized under the laws of Indonesia. On April 11, 2016, the Subsidiary successfully established a bank account at Bank OCBC NISP, a publicly listed banking and financial institution traded on the Indonesia Stock Exchange and on the same date the Registrant transferred US$400,000 from its United States bank account, maintained at JP Morgan Chase Bank to its account at Bank OCBC NISP to fund the operations of the Subsidiary.

There were no other material subsequent events following the period ended March 31, 2016 and throughout the date of the filing of Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Back to Table of Contents

As used in this Form 10-Q, references to the "KinerjaPay," Company," "we," "our" or "us" refer to KinerjaPay Corp. Unless the context otherwise indicates.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which refer to future events. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

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

On December 1, 2015, the Company entered into a license agreement (the "License Agreement") with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property (the "KinerjaPay IP") and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce portal.

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to "accredited investors" who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, we have raised $725,000 under the Unit Offering, while the Unit Offering is continuing.

On March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company's shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

Our principal products and services are (i) our electronic payment service (the "EPS"); and (ii) our virtual marketplace (the "Marketplace") both of which are available on our portal under the domain name KinerjaPay.com (the "Portal"). Our Android-based mobile app not only serves as an extension of desktop or laptop access to our website, but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the "Mobile App"). We believe that in combining our EPS function ("PAY") with the ability to buy and sell products via our virtual marketplace ("Buy") enhanced by a gamification component ("Play") our customers and merchants are enticed to return more often and increase their loyalty to our services.

Indonesia, the world's fourth most-populous country, having a population estimated to be 255 million people, is rapidly becoming the major economic power in the Southeast Asia region. Over 50% of its population is below the age of 30, and as a result, we believe that the young Indonesian population is highly adaptive to new technology. The rise of cheap Smartphones and tablets that sell for less than US$100 is rapidly broadening internet access and pushing the nascent Indonesian e-commerce market toward a critical point in terms of scale and profitability, in spite of significant challenges due to poor infrastructure and payment systems. The number of internet users is excepted to double to 125 million by 2017 and Smartphone ownership is to rise from 20 per cent to 52 per cent in the same period, the highest percentage compared to other Southeast Asian countries, according to Redwing, an advisory group.

Our Portal was launched in February 2015 but has already achieve significant market acceptance evidenced by more than 13,000 users/customers and approximately 78,000 e-commerce transactions in 2015. During the three months period ended March 31, 2016, the number of payment transactions was approximately 64,100, representing an increase of 174% over the the year December 31, 2015.

Notwithstanding our belief that our Portal represents a significant advance as compared to other Indonesian portals, there are a number of potential difficulties that we might face, including the following:

• We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business;
• Competitors may develop alternatives that render our Portal services redundant or unnecessary;
• We may not obtain and maintain sufficient protection of our intellectual property;
• Our proprietary technology may be shown to have characteristics that may render it insufficient for our business;
• Our Portal may not become widely accepted by consumers and merchants; and
• Strict, new government regulations and inappropriate e-commerce policies, especially in an emerging economy such as Indonesia, may hinder the growth of the e-commerce market.

To date, we raised $725,000 in equity capital and we may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

During the three months ended March 31, 2016, we had operating expenses related to general and administrative expenses being a public company and interest expenses. During the three months ended March 31, 2016, we incurred a net loss of $1,359,157 due to general and administrative expenses of $1,350,151, interest expenses of $3 and a loss on conversion of debt of $9003. During the three months ended March 31, 2015, we incurred a net loss of $28,438 due to general and administrative expenses of $9,148, interest expenses of $3,315 and expenses related to amortization of debt discount of $15,975. The significant increase in net loss during the three month ended March 31, 2106 as compared to the same period in the prior year was mainly due to increased professional fees and non-cash compensation expenses.

Liquidity and Capital Resources

On March 31, 2016, we had $578,956 in current assets represented by cash in the same amount. On December 31, 2015, we had $250,194 in current assets consisting of $81 in cash and $250,113 in restricted cash.

As of March 31, 2016, we had total current liabilities of $12,500 representing accounts payable. As of December 31, 2015, we had total current liabilities of $274,467 consisting of $15 in accrued interest, $250,013 in unissued stock subscriptions and $24,439 in short-term notes payable. We had no long-term liabilities as of March 31, 2016 and December 31, 2015.

We used $137,536 in our operating activities during the three months ended March 31, 2016, which was due to a net loss of $1,359,157 offset by non-cash compensation charges of $1,200,133, an increase in accounts payable and accrued liabilities of $12,485 and loss on debt conversion of $9,003

We used $11,148 in our operating activities during the three months ended March 31, 2015, which was due to a net loss of $28,438 offset by an increases in amortization of debt discount of $15,975 and an increase in accounts payable and accrued liabilities of $1,315.

We financed our negative cash flow from operations during the period ended March 31, 2016 through the issuance of common stock of $474,987 reduced by payments of $8,689 related to principal payments on debt. We financed our negative cash flow from operations during the period ended March 31, 2015 through proceeds of $20,000 from debt issuance.

We had no investing activities during the three months ended March 31, 2016 and 2015.

Availability of Additional Capital

Notwithstanding our success in raising over $725,000 from the private sale of equity securities during the three month ended March 31, 2016 and our expectation that we will be successful in raising up to an additional $2.5 million during 2016, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

We are not aware of any material trend, event or capital commitment, which would or could potentially adversely affect our liquidity. The Company currently has no arrangements with any persons or entities with regard to our existing debt, however limited. We do not have any arrangements with potential investors or lenders to provide us with any additional financing and there can be no assurance that any such additional financing will be available when required in order to proceed with the business plan.

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

ITEM 4. CONTROLS AND PROCEDURES. Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	May 17, 2016
Edwin Witarsa Ng

/s/ Budi Sidarta Pranata	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 17, 2016
Budi Sidarta Pranata

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	May 17, 2016
Edwin Witarsa Ng