Form 10-Q
period 2016-06-30
KinerjaPay Corp.
filed 2016-08-22
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 22, 2016, the Registrant had 8,127,036 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Balance Sheets
As of June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$276,803	$81
Restricted cash	-	250,113
Prepaid expenses	59,181	-
Total current assets	335,984	250,194

Equipment, net of accumulated depreciation of $86 and $0, respectively.	1,636	-
Total assets	$337,620	$250,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$81,426	$-
Accrued expenses	7,142	-
Accrued interest	-	15
Unissued stock subscriptions	-	250,013
Notes payable	-	24,439
Total current liabilities	88,568	274,467

Total liabilities	88,568	274,467

Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
8,127,036 shares issued and outstanding at June 30, 2016 and
4,653,680 shares issued and outstanding at December 31, 2015	812	465
Additional paid-in capital	3,223,858	863,093
Accumulated deficit	(2,975,618)	(887,831)
Accumulated other comprehensive loss	226	-
Total stockholders' equity (deficit)	249,052	(24,273)
Total liabilities and stockholders' equity	$337,620	$250,194

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$-	$-	$-	$-
Expenses:
General and administrative	728,653	15,886	2,078,804	25,034
Depreciation expense	86	-	86	-
Total general and administrative expenses	728,739	15,886	2,078,890	25,034

(Loss) from operations	(728,739)	(15,886)	(2,078,890)	(25,034)

Other income (expense):
Interest expense	109	(3,585)	106	(6,900)
Amortization of debt discount	-	(8,921)	-	(24,896)
Loss on extinguishment of debt	-	-	(9,003)	-
Total costs and expenses	(728,630)	(28,392)	(2,087,787)	(56,830)

Net loss before income taxes	(728,630)	(28,392)	(2,087,787)	(56,830)
Income taxes	-	-	-	-
Net loss	$(728,630)	$(28,392)	$(2,087,787)	$(56,830)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.10)	$(0.00)	$(0.30)	$(0.00)

Weighted average shares outstanding (basic and diluted)	7,592,630	135,249,991	7,006,372	135,249,991

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(728,630)	$(28,392)	$(2,087,787)	$(56,830)
Foreign currency translation adjustments	226	-	226	-
Total comprehensive loss, net of tax	$(728,404)	$(28,392)	$(2,087,561)	$(56,830)

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(2,087,787)	$(56,830)
Adjustments required to reconcile net loss to cash used in operating activities:
Depreciation and amortization	86	-
Amortization of debt discount	-	24,896
Loss on extinguishment of debt	9,003	-
Common stock issued for services	1,431,133	-
Changes in net assets and liabilities:
(Increase) decrease in prepaid expenses	(59,181)	-
Increase (decrease) in accounts payable	81,426	-
Increase (decrease) in accrued liabilities	7,127	10,726
Net cash used in operating activities	(618,193)	(21,208)

Cash flows from investing activities:
Purchase of equipment	(1,722)	-
Cash used in investing activities	(1,722)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	654,987	-
Proceeds from debt	-	20,000
Principal payments made on debt	(8,689)	-
Net cash provided by financing activities	646,298	20,000

Foreign currency adjustment	226	-

Change in cash	26,609	(1,208)
Cash - Beginning of period	250,194	1,824
Cash - End of period	$276,803	$616

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Debt discount attributable to beneficial conversion feature	$-	$13,333
Stock issued to settle debt	$15,750	$-
Issuance of shares for restricted cash	$250,013	$-

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Notes to Unaudited Consolidated Financial Statements

1.  The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. ("Kinerja" or the "Company") is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same". On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

On December 1, 2015, the Company entered into a license agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with the agreement the company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. Kinerja Pay Indonesia a subsidiary was organized under the laws of Indonesia.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation:

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiary PT KinerjaPay, Indonesia. All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments:

 FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2016 and December 31, 2015 and the years then ended on a recurring basis:

Fair Value Measurements at June 30, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2016 and 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition:

Our principal products and services are: (i) our electronic payment service ("EPS") and (ii) our virtual marketplace both of which are available on our portal under the domain name KinerjaPay.com. Through our Portal and Mobile App we provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. We developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product. We recognize revenue as a percentage the dollar value of each at the completed transaction.

We pay transaction fees as follows: (i) 3.9% + $0.30 when senders fund payment transactions using PayPal; (ii) no fees when customers fund payment transactions by electronic transfer of funds from a bank accounts; and (iii) fees of $0.25 to $0.50 per transaction if customers fund payment transactions by using a third party payment gateway.

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

Common Stock Split

On January 15, 2016 we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. The reverse split was effective upon receipt of approval from FINRA. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect post-split shares.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At June 30, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

The accompanying balance sheet as of June 30, 2016, which was derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

On January 15, 2016 we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Transactions in our Common Stock

Stock issued upon conversion of debt- On February 19, 2016 we issued 30,000 shares of our common stock in settlement of $15,750 in accounts payable. The settlement resulted in a loss of $9,003.

Stock issued upon completion of Regulation S Offering

We received $654,987 during the six months ended June 30, 2016 and $250,013 in Q4 of 2015 through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units were sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance. The relative fair market value of the common stock issued is $359,146 and the relative fair market value of the warrants is $415,854.

Stock Issued for Services

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

On June 15, 2016 we issued 300,000 shares of our common stock to an unrelated party as payment for a service agreement. The shares were valued at the closing price as of the date of the agreement ($0.77) and resulted in full recognition of $231,000 in consulting services expense.

3. Related Party Transactions not Disclosed Elsewhere

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an eCommerce platform that provides users with the convenience of e-Wallet service for bill transfer and online shopping having advanced functionality and "gamification" features, among others, and is among the first portals to allow users the convenience to top-up phone credit. Mr. Ng is a control person of PT Kinerja and a controlling shareholder and board member of KinerjaPay Corp. PT Kinerja Indonesia provides all necessary R&D, technical support, procurement/logistic and IT operational services and other technology support needed to operate our Portal. On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. The licensing agreement requires a 1% royalty on sales generated by the Company. The company plans to conduct operations through its subsidiary P.T. Kinerja Pay Indonesia which was formed on April 6, 2016.

During the period ended June 30, 2016, related party prepaid expenses of $55, 019 were paid in conjunction with the services agreement signed on December 1, 2015 between PT Kinerja Indonesia and the subsidiary for for technical and R&D services. The services will be performed throughout July-September 2016.

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2016 operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Subsequent Events

There were no other material subsequent events following the period ended June 30, 2016 and throughout the date of the filing of Form 10-Q.

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

Plan of Operations

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element, a device that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion and provide energy at a lower cost. We did not generate any revenues from the sale of any solar photovoltaic element, nor did we successfully manufacturer or construct a working prototype. We determined during the 4th quarter of 2015 to evaluate potential business opportunities.

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

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to "accredited investors" who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, we have raised $905,000 under the Unit Offering, while the Unit Offering is continuing.

As of March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company's shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

Our principal products and services are (i) our electronic payment service (the "EPS"); and (ii) our virtual marketplace (the "Marketplace") both of which are available on our portal under the domain name KinerjaPay.com (the "Portal"). Our Android-based mobile app not only serves as an extension of desktop or laptop access to our website, but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the "Mobile App"). We believe that in combining our EPS function ("PAY") with the ability to buy and sell products via our virtual marketplace ("Buy") enhanced by a gamification component ("Play") our customers and merchants increase their loyalty to our services.

Indonesia, the world's fourth most-populous country, having a population estimated to be 255 million people, is becoming an economic power in the Southeast Asia region. Over 50% of its population is below the age of 30 and we believe that the young Indonesian population is highly adaptive to new technology. The rise of Smartphones and tablets that sell for less than US$100 is rapidly broadening internet access and pushing the Indonesian e-commerce market toward a critical point in terms of scale and profitability, in spite of significant challenges due to poor infrastructure and payment systems. The number of internet users is excepted to double to 125 million by 2017 and Smartphone ownership is to rise from 20 per cent to 52 per cent in the same period, the highest percentage compared to other Southeast Asian countries, according to Redwing, an advisory group.

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

To date, we raised $905,000 in equity capital and we may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, we did not generate revenues. During the three months ended June 30, 2016, we had operating expenses related to general and administrative expenses being a public company and interest expenses. During the three months ended June 30, 2016, we incurred a net loss of $728,630 due to general and administrative expenses of $728,653, depreciation expense of $86 and interest expenses of $109. During the three months ended June 30, 2015, we incurred a net loss of $28,392 due to general and administrative expenses of $15,886, interest expenses of $3,585 and expenses related to amortization of debt discount of $8,921. The significant increase in net loss during the three month ended June 30, 2106 as compared to the same period in the prior year was mainly due to increased professional fees and non-cash compensation expenses.

Results of Operations during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, we did not generate revenues. During the six months ended June 30, 2016, we had operating expenses related to general and administrative expenses being a public company, amortization expenses and interest expenses. During the six months ended June 30, 2016, we incurred a net loss of $2,087,787 due to general and administrative expenses of $2,078,804, depreciation expense of $86, interest expenses of $106 and a loss on extinguishment of debt of $9,003. During the six months ended June 30, 2015, we incurred a net loss of $56,830 due to general and administrative expenses of $25,034, interest expenses of $6,900 and expenses related to amortization of debt discount of $24,896.

Liquidity and Capital Resources

On June 30, 2016, we had $335,984 in current assets represented by $276,803 in cash and $59,181 in prepaid expenses. On December 31, 2015, we had $250,194 in current assets consisting of $81 in cash and $250,113 in restricted cash.

We had fixed assets of $1,636 as of June 30, 2016 and $0 as of December 31, 2015. We had total assets of $337,620 as of June 30, 2016 and $250,194 as of December 31, 2015.

As of June 30, 2016, we had total current liabilities of $88,568 representing accounts payable of $81,426 and accrued expenses of $7,142. As of December 31, 2015, we had total current liabilities of $274,467 consisting of $15 in accrued interest, $250,013 in unissued stock subscriptions and $24,439 in short-term notes payable. We had no long-term liabilities as of June 30, 2016 and December 31, 2015.

We used $618,193 in our operating activities during the six months ended June 30, 2016, which was due to a net loss of $2,087,787 offset by depreciation expense of $86, a loss on extinguishment of debt of $9,003, non-cash compensation charges of $1,431,133, an increase in accounts payable of $81,426, an increase in other current liabilities of $7,127 and a decrease in prepaid expenses of $59,181.

We used $21,208 in our operating activities during the six months ended June 30, 2015, which was due to a net loss of $56,830 offset by amortization of debt discount expenses of $24,896 and an increase in accrued liabilities of $10,726.

We financed our negative cash flow from operations during the six-month period ended June 30, 2016 through the issuance of common stock of $654,987 reduced by payments of $8,689 related to principal payments on debt. We financed our negative cash flow from operations during the six-month period ended June 30, 2015 through proceeds of $20,000 from debt issuance.

We had investing activities of $1,722 during the six months ended June 30, 2016 related to the purchase of fixed assets and no investing activities during the same period in the prior year.

Availability of Additional Capital

Notwithstanding our success in raising over $905,000 from the private sale of equity securities in January 2016 and our expectation that we will be successful in raising up to an additional $1.6 million during 2016, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised $905,000 in equity capital and we may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on online advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from the sale of our portal services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.

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

ITEM 4. CONTROLS AND PROCEDURES. Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses: (i) the Company has not implemented measures that would prevent one individual from overriding the internal control system. (ii) The Company utilizes accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and/or can be adjusted so as not to provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer and Chief Executive Officers are aware of their responsibilities under the SEC's reporting requirements and personally certify the financial reports.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS. Back to Table of Contents

During the three-month period ended June 30, 2016, the Company issued the following unregistered securities:

On the dates set forth in the table below, the Registrant issued and sold restricted securities to the individuals and entities in the table below in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and in reliance upon Regulation S or, in the instance of one individual, Regulation D, promulgated by the United States Securities and Exchange Commission under the Act. The shares of the Registrant's common stock, par value $0.0001 (the "Shares") issued pursuant to the Subscription Agreements were pursuant to a Unit Offering, each consisting of one Share and one Class A Warrant exercisable to purchase one additional Share at $1.00 for a period of 24 months.

Name of Issuee	Date of Transaction	Number of Shares	Consideration/Valued (2)	Bases for Issuance
Syahid Liga Lie	06/07/2016	200,000	$0.50 per unit	Subscription Agreement
Peter Paschal Korompis	05/05/2016	100,000	$0.50 per unit	Subscription Agreement
Nicholas Augustinus Budiman	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Jusuf Chandra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Iskandar Tanuseputra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement

On June 15, 2016, Company issued 300,000 restricted shares of common stock in consideration for services provided to the Company. The shares were valued at $231,000 based on $0.77 the closing price of the Company's common stock on the date of grant.

Share based payment transactions were accounted for in accordance with the requirements of ASC 505-50 Equity Based Payments to Non Employees. Paragraph 505-50-30-6 establishes that share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company measured share-based payment transactions at the fair value of the shares issued at date of grant, the Company believes that the value of the shares is more reliably measurable.

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	August 22, 2016
Edwin Witarsa Ng

/s/ Budi Sidarta Pranata	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 22, 2016
Budi Sidarta Pranata

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	August 22, 2016
Edwin Witarsa Ng