Form 10-Q
period 2016-09-30
KinerjaPay Corp.
filed 2016-11-21
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 21, 2016, the Registrant had 8,227,013 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Balance Sheets
As of September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
	(Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash	$-	$81
Restricted cash	150,000	250,113
Prepaid expenses	4,616	-
Total current assets	154,616	250,194

Equipment, net of accumulated depreciation of $103 and $0, respectively.	2,617	-
Total assets	$157,233	$250,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$31,230	$-
Accrued expenses	7,109	-
Accrued interest	-	15
Unissued stock subscriptions	150,000	250,013
Notes payable	-	24,439
Total current liabilities	188,339	274,467

Total liabilities	188,339	274,467

Stockholders' equity (deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
8,227,013 shares issued and outstanding at September 30, 2016 and
4,653,680 shares issued and outstanding at December 31, 2015	822	465
Additional paid-in capital	3,300,622	863,093
Accumulated deficit	(3,341,206)	(887,831)
Accumulated other comprehensive loss	8,656	-
Total stockholders' equity (deficit)	(31,106)	(24,273)
Total liabilities and stockholders' equity	$157,233	$250,194

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$-	$-	$-	$-
Expenses:
General and administrative	363,434	7,174	2,444,238	32,208
Depreciation expense	17	-	103	-
Total general and administrative expenses	363,451	7,174	2,444,341	32,208

(Loss) from operations	(363,451)	(7,174)	(2,444,341)	(32,208)

Other income (expense):
Interest expense	(137)	(3,651)	(31)	(10,551)
Amortization of debt discount	-	(12,162)	-	(37,058)
Loss on extinguishment of debt	-	(199,305)	(9,003)	(199,305)
Total costs and expenses	(363,588)	(222,292)	(2,453,375)	(279,122)

Net loss before income taxes	(363,588)	(222,292)	(2,453,375)	(279,122)
Income taxes	-	-	-	-
Net loss	$(363,588)	$(222,292)	$(2,453,375)	$(279,122)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.05)	$(0.33)	$(0.04)

Weighted average shares outstanding (basic and diluted)	8,195,491	4,508,333	7,405,638	7,405,638

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(363,588)	$(222,292)	$(2,453,375)	$(279,122)
Foreign currency translation adjustments	8,430	-	8,656	-
Total comprehensive loss, net of tax	$(355,158)	$(222,292)	$(2,444,719)	$(279,122)

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(2,453,375)	$(279,122)
Adjustments required to reconcile net loss to cash used in operating activities:
Depreciation and amortization	103	-
Amortization of debt discount	-	37,058
Loss on extinguishment of debt	9,003	199,305
Common stock issued for services	1,508,133	-
Changes in net assets and liabilities:
(Increase) decrease in prepaid expenses	(4,616)	-
Increase (decrease) in accounts payable	31,230	-
Increase (decrease) in accrued liabilities	7,094	18,951
Net cash used in operating activities	(902,428)	(23,808)

Cash flows from investing activities:
Purchase of equipment	(2,720)	-
Cash used in investing activities	(2,720)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	804,987	-
Proceeds from debt	-	23,000
Principal payments made on debt	(8,689)	-
Net cash provided by financing activities	796,298	23,000

Foreign currency adjustment	8,656	-

Change in cash	(100,194)	(808)
Cash - Beginning of period	250,194	1,824
Cash - End of period	$150,000	$1,016

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Settlement of restricted cash with common stock	$250,013	$-
Debt discount attributable to beneficial conversion feature	$-	$13,333
Stock issued to settle debt	$15,750	$-

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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2016 and December 31, 2015 and the years then ended on a recurring basis:

Fair Value Measurements at September 30, 2016
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2015
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2016 and 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Common Stock Split:

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At September 30, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

The accompanying balance sheet as of September 30, 2016, which was derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2015, included in the Company's Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

On January 15, 2016, we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Transactions in our Common Stock

Stock issued upon conversion of debt:

On February 19, 2016, we issued 30,000 shares of our common stock in settlement of $15,750 in accounts payable. The settlement resulted in a loss of $9,003.

Stock issued upon completion of Regulation S offering:

Beginning December 2015 we offered for sale common shares through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units are to be sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance. The offering calls for a minimum of $500,000 to be raised up to a maximum of $2,500,000. As of March 31, 2016, the offering was completed and shares and warrants were issued.

In August 2016, we offered for sale common shares through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units are to be sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance. The offering calls for a minimum of $500,000 to be raised up to a maximum of $2,500,000. As of September 30, 2016, $150,000 has been raised. Until the minimum amount is received, the amounts raised will be carried as restricted cash on the balance sheet and the Company may be required to refund the amounts raised to date.

We received $804,987 during the nine months ended September 30, 2016 and $250,013 in Q4 of 2015 through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units were sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance.

Stock Issued for Services:

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

On June 15, 2016, we issued 300,000 shares of our common stock to an unrelated party as payment for a service agreement. The shares were valued at the closing price as of the date of the agreement ($0.77) and resulted in full recognition of $231,000 in consulting services expense.

On July 29, 2016, we issued 100,000 shares of our common stock to an unrelated party as payment for a service agreement. The shares were valued at the closing price as of the date of the agreement ($0.77) that was for a total of $77,000 offset by $1,000 in cash received for the shares. This resulted in full recognition of the excess of fair value over cash received of $76,000 that was for a total of as consulting services expense.

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

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2016 operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Subsequent Events

There were no other material subsequent events following the period ended September 30, 2016 and throughout the date of the filing of Form 10-Q.

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

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to "accredited investors" who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, we have raised $655,981 under the Unit Offering, while the Unit Offering is continuing.

In August 2016, we offered for sale common shares through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units are to be sold for the offering price of $0.50 per unit. The warrants are exercisable at $1.00 and expire two years from the date of issuance. The offering calls for a minimum of $500,000 to be raised up to a maximum of $2,500,000. As of September 30, 2016, $150,000 has been raised. Until the minimum amount is received, the amounts raised will be carried as restricted cash on the balance sheet and the Company may be required to refund the amounts raised to date.

On October 14, 2016, we filed an S-1A registration statement to register 1,450,000 shares of Common Stock currently held by shareholders.

We will not receive any proceeds from the sale of Common Stock by the Selling Shareholders. All of the net proceeds from the sale of our Common Stock will go to the Selling Shareholders. We have agreed to bear the expenses relating to the registration of the Common Stock for the Selling Shareholders. The Selling Shareholders may sell their shares in the over-the-counter market or otherwise, at market prices prevailing at the time of sale, at prices related to the prevailing market price, or at negotiated prices. We will not receive any proceeds from the sale of Common Stock by the Selling Shareholders. The Common Stock to be sold by the Selling Shareholder is Common Stock that is currently issued. Accordingly, there will be no dilution to our existing shareholders

As of March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company's shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

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

To date, we raised $804,987 in equity capital and we may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, we did not generate revenues. During the three months ended September 30, 2016, we incurred a net loss of $363,588 due to general and administrative expenses of $363,434, depreciation expense of $17 and interest expenses of $137. During the three months ended September 30, 2015, we incurred a net loss of $222,292 due to general and administrative expenses of $7,174, interest expenses of $3,651, expenses related to amortization of debt discount of $12,162 and expenses related to a loss of $199,305 due to extinguishment of debt.

The significant increase in net loss during the three month ended September 30, 2016 as compared to the same period in the prior year was mainly due to increased professional fees and non-cash compensation expenses.

Results of Operations during the Nine months ended September 30, 2016 as compared to the Nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, we did not generate revenues. During the nine months ended September 30, 2016, we incurred a net loss of $2,453,375 due to general and administrative expenses of $2,444,238, depreciation expense of $103, interest expenses of $31 and expenses related to a loss of $9,003 due to conversion of debt. During the nine months ended September 30, 2015, we incurred a net loss of $279,122 due to general and administrative expenses of $32,208, interest expenses of $10,551, expenses related to amortization of debt discount of $37,058 and expenses related to a loss of $199,305 due to extinguishment of debt.

The significant increase in net loss during the nine month ended September 30, 2016 as compared to the same period in the prior year was mainly due to increased professional fees and non-cash compensation expenses.

Liquidity and Capital Resources

On September 30, 2016, we had $154,616 in current assets represented by $150,000 in restricted cash and $4,616 in prepaid expenses. On December 31, 2015, we had $250,194 in current assets consisting of $81 in cash and $250,113 in restricted cash.

We had fixed assets of $2,617 as of September 30, 2016 and $0 as of December 31, 2015. We had total assets of $157,233 as of September 30, 2016 and $250,194 as of December 31, 2015.

As of September 30, 2016, we had total current liabilities of $188,339 due to accounts payable of $31,230, accrued expenses of $7,109 and $150,000 payable due to unissued stock subscriptions. As of December 31, 2015, we had total current liabilities of $274,467 consisting of $15 in accrued interest, $250,013 in unissued stock subscriptions and $24,439 in short-term notes payable. We had no long-term liabilities as of September 30, 2016 and December 31, 2015.

We used $902,428 in our operating activities during the nine months ended September 30, 2016, which was due to a net loss of $2,453,375 offset by depreciation expense of $103, a loss on extinguishment of debt of $9,003, non-cash compensation charges of $1,508,133, an increase in accounts payable of $31,230, an increase in accrued liabilities of $7,094 and an increase in prepaid expenses of $4,616. We used $23,808 in our operating activities during the nine-month period ended September 30, 2015, which was due to a net loss of $279,122 offset by amortization of debt discount expenses of $37,058, a non-cash charge related to extinguishment of debt of $199,305 and an increase in accounts payable and accrued liabilities of $18,951.

We had investing activities of $2,720 during the nine months ended September 30, 2016 related to the purchase of fixed assets and no investing activities during the same period in the prior year.

We financed our negative cash flow from operations during the nine-month period ended September 30, 2016 through the issuance of common stock of $804,987 reduced by payments of $8,689 related to principal payments on debt. We financed our negative cash flow from operations during the nine-month period ended September 30, 2015 through proceeds of $23,000 from debt issuance.

Availability of Additional Capital

Notwithstanding our success in raising $804,987 from the private sale of equity securities in 2016 and our expectation that we will be successful in raising up to an additional $1.6 million during 2016, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS. Back to Table of Contents

In July 2016, we issued 100,000 shares of our common stock to an unrelated party as payment for a service agreement. The shares were valued at the closing price as of the date of the agreement ($0.77) and offset by $1,000 in cash received for the shares. This resulted in full recognition of the excess of fair value over cash received of $76,000 as consulting services expense.

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	November 21, 2016
Edwin Witarsa Ng

/s/ Budi Sidarta Pranata	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 21, 2016
Budi Sidarta Pranata

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	November 21, 2016
Edwin Witarsa Ng