Form 10-K
period 2016-12-31
KinerjaPay Corp.
filed 2017-04-28
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

 Check this box to indicate whether the company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the company was required to submit and post such files).Yes ☒ No ☐

On June 30, 2016, the aggregate market value of the 4,487,036 shares of common stock held by non-affiliates of the Registrant was approximately $3,455,018 based on the last trade of the Registrants common stock at $0.77 on June 30, 2016. On April 28, 2017, the Registrant had 8,627,013 shares of common stock outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

Item 1. Business. Back to Table of Contents

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our," "us" or "KinerjaPay Corp", unless the context otherwise indicates.

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

Corporate Developments Since Inception

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element, a device that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion and provide energy at a lower cost. Since inception through December 31, 2016, the Company did not generate any revenues.

Our business plan was to use the Equipment to: (i) develop a working prototype of our photovoltaic cell for testing and evaluation; (ii) enter into arrangements with third parties for a manufacturing process to produce the photovoltaic elements for sale to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products.

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

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the "Rescission Agreement") pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 333,333 of the 2,000,000 Shares back to the Company; (iii) IEC transferred and assigned the remaining 1,666,667 Shares to Mr. Edwin Witarsa Ng, a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale for the Rescission Agreement was based upon the Registrant's determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan.

Recent Developments as KinerjaPay Corp.

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

In furtherance of our business plan, we agreed in the License Agreement to: (i) change the name of the Company to KinerjaPay Corp.; (ii) implement a reverse split of the Company's shares of common stock on a one-for-thirty (1:30) basis; and (iii) raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00. The Unit Offering is only being made to "accredited investors" who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, the Company has raised $1,105,000 pursuant to the Unit Offering, which is continuing.

On March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty (1:30) reverse stock split became effective.

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into an a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Island ("Black Grace") and its affiliate, PT. Pay Secure Online Indonesia, organized under the laws of Indonesia. Pursuant to this Agreement, PT/ PaySec granted PT. Kinerja Pay the right to use the PT. PaySec's payment services ("Payment Services") under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis.

On September 8, 2016, PT. Kinerja Pay entered into a second Cooperation and Service Agreement with PT. Indonesia Enam Dua, organized under the laws of Indonesia ("PT.IED"), which owns 62hall.co.id, an integrated wholeseller and online shop that sells online a wide range of products and services, an online search engine and extensive customer services. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT, Kinerja Pay's new e-commerce portal, KinerjaMall.com. In consideration for PT.IED's services, the parties agreed to allocate the profits, defined as an item's selling price on KinerjaMall.com minus the cost price of the item sold, 90% to PT. Kinerja Pay and 10% to PT.IED. The Company has not generated revenues as a result of this Corporation and Service Agreement.

Our E-Commerce Portal KinerjaPay.com

Our principal products and services are: (i) our electronic payment service (the "EPS"); and (ii) our virtual marketplace (the "Marketplace") both of which are available on our portal under the domain name KinerjaPay.com (the "Portal"). Our Android-based mobile app not only serves as an extension of desktop or laptop access to our website, but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the "Mobile App"). We believe that in combining our EPS function ("PAY") with the ability to buy and sell products via our virtual marketplace ("Buy") enhanced by a gamification component ("Play") our customers and merchants are enticed to return more often and increase their loyalty to our services.

From December 1, 2015, the date we acquired the exclusive license, until April 11, 2016, the date that our Indonesian subsidiary was formed and we opened a bank account to conduct our operations in Indonesia, we were engaged in capital raising activities to fund our e-commerce business operations and generated no revenues. While the Registrant began operating activities in May 2016, it did not have in place the infrastructure to conduct billing and collections. We expect to generate revenues from sales of our Portal services during the second quarter of 2017.

On August 22, 2016, the Registrant's wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, entered into an addendum (the "Addendum"), effective as of July 1, 2016, between the Registrant and its subsidiary, on the one hand, and PT. Kinerja Indonesia. Pursuant to the Addendum, the Registrant's subsidiary agreed to utilize certain payment services of PT. Kinerja Indonesia as described below. The reason for entering into the Addendum was due to the fact that the PT. Kinerja Indonesia has already successfully established the requisite infrastructure for billing, collections, payments and related payment services (the "Payment Services") in the furtherance of its various businesses, including its e-Wallet and Web Portal business that were the subject of the License Agreement between the Registrant and PT Kinerja Indonesia dated December 1, 2015, in lieu of PT. Kinerja Pay devoting the time, efforts and resources to develop its own Payment Services, which the Registrant recently determined would not only delay its ability to timely commence billing and collections as well as be unnecessarily duplicative of the Payment Service infrastructure in place at PT Kinerja, but would also require incurring costs in hiring and maintaining additional personnel.

Pursuant to the terms of the Addendum, in consideration for the payment of an administrative fee of $200 per month, PT Kinerja Indonesia, our licensor, shall: (i) collect payments from the users of the licensed web portal, Kinerjapay.com, including cash deposits, bank transfers, debit cards payments, credit cards payments, and other forms of payment for transactions related to purchases or payments made for the use of PT. Kinerja Pay's licensed web portal; and (ii) distribute the appropriate payments to vendors, less the commissions chargeable for all transactions generated by the users while using the licensed web portal, kinerjappay.com, following receipt of payments made by the vendors, which commissions shall then be paid to our subsidiary, PT. Kinerja Pay Indonesia. As a result of the Addendum, our business model will enable us to generate revenues from the commission stream that should commence during the 2nd quarter of 2017.

Our Electronic Payment Service

Through our Portal and Mobile App, operated by PT Kinerja Indonesia,we will provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. We developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product. As discussed elsewhere and throughout this annual report, our revenues will only be generated from the commissions we receive from PT Kinerja Indonesia after payments are made from the gross revenues received by PT Kinerja Indonesia.

Merchants will be paid transaction fees as follows: (i) 3.9% + $0.30 when senders fund payment transactions using PayPal; (ii) no fees when customers fund payment transactions by electronic transfer of funds from a bank accounts; and (iii) fees of $0.25 to $0.50 per transaction if customers fund payment transactions by using a third-party payment gateway. Our fees, 5%, 95% and 0%, respectively, will be represented by transactions (i), (ii) and (iii), respectively. Our ability to successfully implement our business plan and receive significant commissions from PT Kinerja Indonesiais dependent upon a preponderance of transactions being conducted by electronic transfer of funds from bank account but, as discussed below, a significant percentage of Indonesians do not maintain bank account.

Based upon published information, we believe that at present, approximately 35% of the Indonesian population has no bank account and these persons represent a significant target market of potential users for our EPS.

Based on data from Alex.com, a website analytics provider, customers for our Portalspend an average of 30 minutes on our Portal, which we believe is partly due to our unique gamification features. We believe this opens potentially significant opportunities for additional monetization and enhanced revenues, which we will receive in the form of commissions. We plan to expand our Portal functionality to offer advertising packages to our merchants and partners. We intent to engage mobile publishers such as Google and Facebook to use our Portal as channel for advertising.

We provide our customers, through PT Kinerja Indonesia, with the option of using their account at our Portal to both purchase and be paid for goods, as well as transfer and withdraw funds. Our business plan is to provide our customers with the capability of funding a purchase using a bank account, a credit or debit card account. We also plan to offer merchants an end-to-end payments solution that provides authorization and settlement capabilities. Our services provide merchants with the ability to connect with their customers and manage and hopefully minimize their collection risk. As discussed elsewhere in this annual report, the Company did not generate any revenues through its year-ended December 31, 2016 and there can be no assurance when it will begin to generate revenues. Notwithstanding the foregoing, we reasonably expect to begin to generate revenues during the 2nd quarter of 2017

Our Virtual Marketplace

We intend to launch our virtual marketplace during the first half of 2017 as a free platform for buyers to explore and discover products and sellers to establish a low-cost online presence for their product. We link buyers and sellers of various products in our local Indonesian market. We organized and designed our Marketplace using our proprietary software to enable sellers to offer their products for sale and buyers to find and buy it virtually at great value anytime. Our Marketplace includes a "Max 3-Steps" concept to streamline the shopping experience. Users just choose an item, check out and make payment using an e-wallet function aimed accelerating the check out procedure and making the shopping experience more convenient.

We believe that our Marketplace will provide our customers with a safe and convenient way to purchase whatever they are looking for in their local vicinity or nationwide.

Users may access our Marketplace anytime, anywhere through traditional devices such as desktop and laptop computers or from devices such as Smartphones and tablets using our Mobile App or our mobile-optimized website.

In addition to a typical online marketplace that offers a broad range of products, we try to differentiate ourselves by focusing on computer related products as well as mobile phone prepaid vouchers utilized by approximately 98% of Indonesia mobile users representing a prepaid voucher market size of approximately US$4B according to research conducted by AdPlus, a leading digital media network in Indonesia.

Our EPS service and Marketplace combine enhanced functionality and gamification, which incorporates game-design elements and game principles in non-game contexts for the purpose of keeping our users more often and longer engaged with our services.

We plan to expand our Marketplace to include more items and more creative ways to attract customers in spending and exchanging their goods. More proprietary games will be offered with more attractive bonuses that can later be used to redeem in our Marketplace. We believe that our gamification component will entice consumers to return and increase their loyalty to our Portal and Marketplace.

PT Kinerja Indonesia, our licensor, will (i) collect payments from the users of the licensed web portal, Kinerjapay.com, including cash deposits, bank transfers, debit cards payments, credit cards payments, and other forms of payment for transactions related to purchases or payments made for the use of PT. Kinerja Pay's licensed web portal; and (ii) distribute the appropriate payments to vendors, less the commissions chargeable for all transactions generated by the users while using the licensed web portal, kinerjappay.com, following receipt of payments made by the vendors, which commissions shall then be paid to our subsidiary, PT. Kinerja Pay Indonesia.

Our Market Opportunity in Indonesia

Indonesia, the world's fourth most-populous country, having a population estimated to be 255 million people, is rapidly becoming the major economic power in the Southeast Asia region. Over 50% of its population is below the age of 30 and as a result, we believe that the young Indonesian population is highly adaptive to new technology. Indonesia's e-commerce growth rate has built-in factors such as fast increase in year-to-year internet users and rapidly growing discretionary spending among the middle class. In addition, the rise of cheap Smartphones and tablets that sell for less than US$100 is rapidly broadening internet access and pushing the nascent Indonesian e-commerce market toward a critical point in terms of scale and profitability, in spite of significant challenges due to poor infrastructure and payment systems.

We believe that due to the aforementioned factors, among others, Indonesia will experience significant growth in e-commerce transactions. The number of internet users is excepted to double to 125 million by 2017 and Smartphone ownership is to rise from approximately 20 to 50% in the same period, the highest percentage compared to other Southeast Asian countries, according to Redwing, an advisory group located in Singapore.

The e-commerce market in Indonesia, where our business operates and where our initial marketing efforts will be focused, is reported to be the fastest growing in the Southeast Asian region. According to a joint report released by idEA, Google Indonesia, and Taylor Nelson Sofres (TNS), e-commerce market in Indonesia was expected to surpass US$25 billion in 2016.

Sales and Marketing

Our primary marketing focus will be to emphasize our key differentiator which we believe is combining our EPS option PAY with the ability to buy and sell products via our Marketplace BUY enhanced by a gamification component PLAY, which entices consumers to return and increase their loyalty to our Portal and Marketplace.

We expect to commence a nationwide marketing campaign to promote the Kinerjapay.com Portal and Marketplace to Indonesian consumers and merchants during the second quarter of 2017. We intend to use marketing techniques including advertising on Facebook®, YouTube®, Twitter®, AdWords®, AdChoices® and Instagram®. We also contemplate using other marketing programs such as sale promotions, special deals, daily bonus, SMS and email promotion, events at malls and other creative sales and marketing techniques.

We developed a referral program called MGM - Member Get Member, which is aimed at incentivizing current members to refer our platform to friends and family. In addition, we used venues such as online business workshops, promotional stands in shopping malls to acquire new merchants.

However, there can be no assurance that our marketing practices will continue to be successful notwithstanding any market awareness we have achieved to date, nor can there be any assurance whether our marketing efforts will produce significant revenues within the 2017 fiscal year.

However, there can be no assurance that our marketing campaign will continue to be successful notwithstanding any market awareness we have achieved to date, nor can there be any assurance whether our marketing efforts will produce significant revenues within the 2017 fiscal year. To the extent that our marketing campaign is successful and significant revenues are generated, revenues to our Indonesian subsidiary, PT Kinerja Pay Indonesia, will be derived from commissions we receive from PT Kinerja Indonesia, which has the requisite licenses to collect monies from transactions using our Portal.

Proprietary Technology, Domain Name and Licenses

We entered into a License Agreement with PT Kinerja Indonesia, a company incorporated under the laws of Indonesia and controlled by Mr. Ng, our CEO and controlling shareholder.

Pursuant to the License Agreement, we have been granted the license on an exclusive, world-wide basis to commercially exploit the KinerjaPay IP and its e-commerce payment portal website, www.KinerjaPay.com, which contains application codes, infrastructure architecture, infrastructure design and processes/sub-processes. Specifically, our proprietary technologies and intellectual property includes: integrated proprietary payment solutions, built-in marketplace and gamification concepts and modules. The License is in perpetuity but may be terminated by either the Company or PT Kinerja Indonesia if there is a material breach of any representation, warranty, covenant or agreement and the other party is not in material breach.

The success of our business is depended on the effectiveness of this License Agreement. We are a licensee and expect to be a licensee in the future.

We will endeavor to protect our propriety technology, domain name, customer base and trade secrets to the extent reasonably and commercially practicable because such protection may be considered as critical to our success. To that end, we will rely principally on the laws in Indonesia and, to a lesser extent on available international protection, if any.

We plan to register our domain name both domestically and internationally, but have not yet done so, nor can there be any assurance that we will be able to do so or that such registration will be adequate. As we expand our markets, we may seek to further protect our proprietary rights, to the extent that they may exist, a process that can be both expensive and time consuming and may not be successful. If we are unable to register or protect our domain name, we could be adversely affected in any jurisdiction in which our trademarks and/or domain names are not registered or protected.

From time to time, third parties may claim that we have infringed their intellectual property rights. The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm its business.

Sources and availability of required equipment and bandwidth

The Company's wholly-owned subsidiary PT Kinerja Pay Indonesia has engaged PT Kinerja Indonesia, our Licensor, to provide all necessary R&D, technical support, servers, procurement/logistic and IT operational services, equipment bandwidth and other technology support.

Dependence on one or a few major customers

Our e-commerce portal is primarily used by individual customers. The company is not dependency on any dominant customers.

Research and Development

In 2015, through PT Kinerja Indonesia, our Licensor, we began developing a proprietary Beta version utilizing software programmers in Indonesia. Our research and development resulted in our launching of the beta version of our KinerjaPay website, in addition to an android-based mobile version. We continue to improve the functionality of our KinerjaPay website and expect to incur costs related to expanding our servers' capacity, network infrastructure, data center, and other security products.

Competition

We face intense competition in our business from numerous venues. We will need to continue to invest significant resources in technology and marketing to compete effectively. These expansions will require substantial expenditures, which may reduce our margins and may have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock. Some competitors may have other alternative revenue sources and may therefore be able to allocate more resources to marketing, adopt more competitive fees and devote more resources to website, mobile platforms and applications and systems development than we can. Our competitors may be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures if competitors offer more efficient or lower-cost services.

We believe that we have a better understanding of the local culture and commerce in Indonesia than foreign competitors. We also believe that one of our unique competitive advantage is to better be able to operate under local regulatory authorities.

Customers can use competing online, mobile and offline channels including but not limited to, retailers, catalog and classifieds. Online shopping comparison websites (e. g. Shopping.com, Rakuten, Nextag.com, Pricegrabber.com, Shopzilla,) allow consumers to search the Internet for specified products. We plan to use search engines and paid search advertising to help potential customers find our website, but those sites may also send users to other shopping destinations.

We mainly compete on the basis of price, product selection and services. In addition, we face the following principal competitive factors:

• ability to attract, retain and engage buyers and sellers;
• volume of transactions and price and selection of goods;
• trust in our electronic payment service;
• customer service;
• website, Mobile App and application ease-of-use and accessibility;
• reliability and security of our technology and system;
• reliability of payment; and
• level of service fees.

The e-commerce market in Indonesia has become very active only during the past several years with a few major companies that were funded by big institutional investors. To a lesser extent, there are local and a few regional companies that have entered the e-commerce market. The products being offered in the marketplace have typically been physical items across few different categories such as electronics and gadgetry, fashion items and household goods. These e-commerce entities typically are charging transaction fees of from 2% to 5% per transaction.

There has been a recent surge in competitors that focus on specific items or industries such as travel, fashion or consumable goods. At present, there are relatively few competitors operating in the market segments we operate, especially in mobile phone prepaid top up vouchers, a segment in which we may be one of the first and hope to be able to maintain our market dominate. We believe to be our fee structure to be very completive.

The also face intense competition for our electronic payment solution service from alternative payment gateways and comparable payment solution services that are provided by banks or telecommunication companies. These are typically stand-alone providers and depend on other marketplace platform to generate their payment or transaction service. We believe to differentiate ourselves by offering online transaction services with e-wallet features and our own Marketplace.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do.

Government Regulation

There are currently few laws or regulations in Indonesia that are specifically related to the sale of goods and services on the Internet. We currently are subject to Indonesian regulations in our role as money transfer agent and are therefore subject to Indonesian electronic fund transfer and money laundering regulations. We received the requisite GeoTrust Certificate in March 2014 in which entire user transactions have been protected by 256-bit encryption. This is understood to provide a safe platform for online transaction. We believe to be in compliance with all existing Indonesian governmental regulations applicable to e-commerce operator that facilitate online transactions between sellers and buyers.

Any application of existing laws and regulations related to banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is at present unclear. Our potential liability in case our customers are in violation of any applicable laws on pricing, taxation, impermissible content, intellectual property infringement, unfair or deceptive practices or quality of services is also unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our specific e-commerce activities. Any existing or potential new legislation applicable to specific e-commerce activities could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce and/or limit the use of the Internet on which we depend.

An increase in the taxation of e-commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on our business, results of operations and financial condition.

To date, we have not incurred any expenses related to us being in compliance with any governmental laws in Indonesia pertaining to the use of our e-commerce portal as a payment option for online shopping and other transactions.

Employees

Mr. Edwin Witarsa Ng, CEO and Chairman and Meigisonnata Widjaja, our CFO, constitute our management team, together withMr. Deny Rahardjo, CEO of our wholly-owned Indonesian subsidiary. They are not obligated to contribute any specific number of hours per week to our operations and intent to devote only as much time as they deem necessary to the Company's affairs until such time that we generate significant revenues. We have not entered into employment agreements with Messrs. Ng,Widjaja or Rahardjo.

PT Kinerja Indonesia, our Licensor and controlled by Mr. Ng, provides all necessary R&D, technical support, procurement/logistic and IT operational services and other technology support needed to operate our Portal. PT Kinerja Indonesia currently has 40 employees and plans to increase its staff to up to 80 people by end 2017 to manage our increasing transaction volume. In addition, PT KinerjaPay, our Indonesian subsidiary, is expected to hire approximately 5 employees, principally dedicated to our sales, marketing and billing and collection activities. The Company believes, based upon the availability of highly-skilled technical and sales people in Indonesia, that its Licensor will encounter no difficulties to hire and retain the personnel required to fulfill these positions.

Our employees and the employees of our contractor PT Kinerja Indonesia are not subject to any collective bargaining agreement.

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

Risks Associated With Our Business

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

Based on our financial statements for the years ended December 31, 2016 and 2015, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

During 2016, we raised $1,105,000 from the private sale of equity securities and raised approximately $585,000 to date during 2017. We expect to raise an additional $1.6 million during the next twelve months. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

On December 1, 2015, we were granted an exclusive, world-wide license by PT Kinerja Indonesia, our licensor, to KinerjaPay IP and its website, KinerjaPay.com, an e-commerce Portalthat provides users with the convenience of EPS for bill transfer and our Marketplace. The Portal was first launched by PT Kinerja Indonesia in February 2015 and only has a limited operating history. See the disclosure under "Description of Business" and in the additional disclosure under "Risk Factors" below. As a result of its limited operating history, the Portal may not generate revenues for us or become profitable in the near future, if at all. If we are unable to reach profitability, our stock price would decline and our ability to continue to raise capital, either equity or debt, may be adversely effected. The long-term revenue and income prospects of our business and the market for electronic online payments have not been proven. We will encounter risks and difficulties commonly faced by early-stage companies in new and rapidly evolving markets.

We plan to make significant investment using our recently raised equity capital in our wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, which entity will conduct all of our business activities related to out Portal. Notwithstanding our ability to having raised equity capital to date and our expectation to be able to raise up to an additional $1.6 million during the next twelve months, we may not be able to achieve profitability in the foreseeable future, if at all. Our ability to achieve profitability will depend on, among other things, market acceptance of our Portal and our ability to generate revenues and compete effectively with other e-commerce businesses operating in Indonesia and potentially in the wider Southeast Asian market. We cannot assure you that the relatively new market for our EPS and our Marketplace will remain viable in Indonesia. We expect to make substantial investments during the next 12 months to:

• Drive consumer and merchant awareness to our EPS and Marketplace;
• Persuade consumers and merchants to sign up for and use our EPS product and use our Marketplace;
• Improve our system infrastructure to handle seamless processing of transactions;
• Continue to develop our Portal; and
• Broaden our customer base.

We may fail to implement successfully these objectives. This would adversely impact our ability to generate revenues. There can be no assurance at this time that we will be able to generate significant revenues and operate profitably or that we will have adequate working capital to meet our obligations as they become due. As discussed elsewhere in this annual report, we have not generated any recognizable revenues through our year-ended December 31, 2016 and there can be no assurance that we will generate any significant revenues until the second half of fiscal 2017, if at all. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

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

Our revenues will be dependent upon acceptance of our Portal by the Indonesian Consumers. The failure of such acceptance will cause us to curtail or cease operations.

Uncertainty exists as to whether our Portal will be accepted by the Indonesian consumer. A number of factors may limit the market acceptance of our Portal, including the availability of alternative electronic payment portals and the fees for our services relative to alternative electronic payment services and other virtual marketplaces. There is a risk that potential customers and merchants will be encouraged to continue to use other portals and/or electronic payment services instead.

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

Our success depends on the efficient and uninterrupted operation of the servers and communications systems owned and operated by PT Kinerja Indonesia, an entity controlled by our controlling shareholder and CEO, Mr. Ng. We have entered into an agreement with PT Kinerja Indonesia to operate all of the servers, as well as provide hosting and maintenance services and the infrastructure systems, upon which we rely. A failure of these systems and services could impede our business by delays in processing of data, delivery of databases and services, client data and day-to-day management of our business. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take and PT Kinerja Indonesia already has in place, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at their computer facilities could result in interruptions in the flow of data to our customers. In addition, any failure by the computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client/customer data operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our services to our customers.

To the extent that glitches or errors cause our Portal to malfunction and our customers' use of our Portal is interrupted, our reputation could suffer and our potential revenues could decline or be delayed until such glitches or errors are remedied, which will not be within our control. We may also be subject to liability for the glitches and malfunctions. There can be no assurance that, despite the expertise of PT Kinerja Indonesia, glitches and/or errors in our service or new releases or upgrades will not occur, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, potential litigation, or increased service costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

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

Our Portal, which is maintained by PT Kinerja Indonesia, is designed to maintain the confidentiality and security of our customers' confidential and proprietary data that are stored on their server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity which may be expected to adversely effect our business and operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We rely on PT Kinerja Indonesia, which may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop and commercially exploit our Portal which may never become sufficiently successful.

Our growth strategy requires the successful expansions of our e-commerce business. Although management will take every precaution to ensure that our Portal will, with a high degree of likelihood, achieve market acceptance and therefore commercial success, there can be no assurance that this will be the case. The causes for commercial failure can be numerous, including:

• market demand for our EPS and Marketplace proves to be smaller than we expect;
• competitive e-commerce providers, either presently operating in the Indonesian market or who are to join our market may have superior features, more competitive prices and/or fees, better performance and, as a result, greater market acceptance;
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

We are not a bank and as a result we are barred from belonging to and directly access the credit card associations or the bank payment network. We must therefore rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations and bank payment networks as they apply to merchants. The associations' member banks set these rules, and the associations interpret the rules. Some of those member banks compete with us. Credit card associations could adopt new operating rules or interpretations of existing rules which we may find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to support their payments. If we were unable to accept credit cards our competitive position would be critically damaged.

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

The highly automated nature of our Portal makes us an attractive target for fraud. In configuring our Portal technology, we face an inherent trade-off between customer convenience and security. We believe that several of our current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. There can be no assurance that we will not incur chargebacks in the future.

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

The type and scale of electronic payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches and, as a result, our business would suffer. We cannot assure you that our internal security systems will prevent material losses from employee fraud and that our system applications designed for data security will effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we classify merchants who historically have experienced significant chargeback rates as higher risk. The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, our revenue from fees generated from these accounts would decline. Proposed legislation has been introduced in Indonesia that operation of an Internet gaming business, sales of alcoholic beverages and other activities violates Indonesian law, and to prohibit payment processors such as us from processing payments for those activities. If merchants accept these illegal activities, we could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. We would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm our business.

We face substantial and increasing competition in the Indonesian e-commerce market.

The market in which we operate is intensely competitive. We currently and potentially compete with a wide variety of electronic payment providers and online and offline companies marketplaces providing goods and services to consumers and merchants . The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for electronic payment services and marketplaces to sell all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our Marketplace. Consumers who purchase or sell goods through our Marketplace have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful e-commerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among users, which could reduce activity on our Portal and harm our profitability.

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

The market we operate in emerging, intensely competitive and characterized by rapid technological change. We compete with existing electronic payment services and virtual marketplaces, including, among others:

• Tokopedia
• Bukalapak
• Lazada
• Zalora
• OLX
• Blibli
• Payment processors such as Doku and Veritrans

Our competitors may respond to new technologies and changes in customer requirements faster and more effectively than we can. These competitors have offered, and may continue to offer, their services for free in order to gain market share and we may be forced to lower our prices in response.

Our status under certain Indonesian and international financial services regulation is unclear. Violation of or compliance with present or future regulation could be costly, expose us to substantial liability, force us to change our business practices or force us to cease offering our current product.

We operate in an industry subject to government regulation. We currently are subject to Indonesian regulations in our role as money transfer agent and are therefore subject to Indonesian electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

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

However, we cannot assure you that the steps we have taken to address any regulatory concerns will be effective. If we are found to be engaged in an unauthorized banking business, we might be subject to monetary penalties and might be required to cease doing business. Even if the steps we have taken to resolve any concerns are deemed sufficient by the regulatory authorities, we could be subject to fines and penalties for our prior activities. The need to comply with laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future.

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

We rely on financial institutions to process our payment transactions. Should any of these institutions decide to stop processing our payment transactions, our business could suffer.

Not being a bank, we cannot belong to and directly access the credit card associations or the bank payment network. As a result, we must rely on banks or their independent service operators to process our transactions. Bank Central Asia ("BCA") currently processes our bank transactions and our credit card transactions. BCA also provides payment processing services to some of our competitor and offers credit card processing services directly to online merchants. If we could not obtain processing services on acceptable terms, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

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

Customer complaints or negative publicity about our Portal could diminish consumer confidence in our EPS and Marketplace. Breaches of our customers' privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We may receive negative media coverage, as well as public criticism regarding customer disputes. Effective customer service requires significant personnel expense, and if not managed properly, could impact our profitability significantly. The number of customer service and sales representatives that PT Kinerja Indonesia employees is expected to increase from currently 5 throughout 2016. Any inability to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

Our ability to manage customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Our success requires customer's confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain controls or to manage customer funds could diminish customer use of our Portal severely.

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

Our business exposes us to potential liability risks, which are inherent in the e-commerce business. While we will take precautions we deem to be appropriate to avoid potential liability suits against us, there can be no assurance that we will be able to avoid significant liability exposure. Liability insurance for electronic payment processing industry is generally expensive. We plan to obtain liability professional indemnity insurance coverage for our Portal services. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue our Portal.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

We currently anticipate that our available capital resources will not be sufficient to meet our expected working capital and capital expenditure requirements for the year ended December 31, 2017. We anticipate that we may require an additional funding during the remainder of 2017. However, such resources may not be sufficient to fund the long-term growth of our business.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our Shares. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

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

Our success depends to a significant extent upon Mr. Edwin Ng, our CEO and controlling shareholder, and other key personnel that we expect to join us during the remainder of 2017. The loss of the services of such personnel and the inability to hire and retain of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacements. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed. Our success is dependent upon our ability to attract, train, manage and retain qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. There are currently no options and/or equity awards outstanding. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely effected.

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

We intend to expand use of our EPS and Marketplace in selected international markets, initially in the Southeast Asian region. If we are unable to execute our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

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

Edwin Ng, our Control Shareholder and Chairman owns approximately 37% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of April 28, 2017, our control shareholder, executive officer and director beneficially owns 3,000,000 shares of our Common Stock representing approximately 35% of our outstanding Shares, excluding Shares underlying options and warrants. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The availability of a large number of authorized but unissued shares of Common Stock may lead to dilution of existing stockholders.

We are authorized to issue 500,000,000 shares of Common Stock, $0.0001 par value per share. As of April 28, 2017, we have approximately 491,372,964 shares of Common Stock available for issuance. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of preferred stock, $0.0001 par value per share none of which are issued and outstanding to date. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• That a broker or dealer approve a person's account for transactions in penny stocks; and
• The broker or dealer receives a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Financial Industry Regulatory Authority, Inc. ("FINRA") sales practice requirements may limit a shareholder's ability to trade our Common Stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for some customers. FINRA requirements make it more difficult for broker-dealers to make a market, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our Shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are thinly-traded on the OTCQB Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses that need to be addressed in our internal control over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of "blank check" preferred stock without further stockholder approval. The board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Back to Table of Contents

Market Information

Our common stock is quoted on the Market under the symbol KPAY, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company's securities on the OTCQB Market limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below are adjusted for the Company's one-for-thirty (1:30) reverse stock split that became effective March 10, 2016.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter ended March 31	$0.90	$0.45	$1.80	$0.78
Second Quarter ended June 30	$0.77	$0.50	$1.50	$0.60
Third Quarter ended September 30	$0.95	$0.65	$1.50	$0.63
Fourth Quarter ended December 31	$0.75	$0.03	$0.90	$0.39

The transfer agent of our common stock is Transfer Agent, 50 West Liberty Street, Suite 880, Reno, NV 89501. Phone (775) 322-0626.

Holders

On of April 28, 2017, there were 8,627,013 shares of Common Stock issued and outstanding, which were held by 35 stockholders of record.

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

Restricted Securities Issued in 2015:

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

Name of Issuee	Date of Transaction	Number of Shares	Consideration/Valued (2)	Bases for Issuance
PT Kinerja Indonesia	03/21/2016	1,333,333	(1)	Services
PT Stareast Asset Management	12/29/2015	500,000	$0.50 per unit	Subscription Agreement
PT Stareast Asset Management	01/11/2016	140,000	$0.50 per unit	Subscription Agreement
Firman Eddy Limas	01/11/2016	140,000	$0.50 per unit	Subscription Agreement
Christopher Danil	01/20/2016	20,000	$0.50 per unit	Subscription Agreement
Eric Wibowo	01/19/2016	40,000	$0.50 per unit	Subscription Agreement
Henful Pang	01/19/2016	40,000	$0.50 per unit	Subscription Agreement
Hendro Tjahjono	12/31/2015	20,000	$0.50 per unit	Subscription Agreement
Jusuf Budianto	01/13/2016	20,000	$0.50 per unit	Subscription Agreement
Lau Kin Harn	01//13/2016	20,000	$0.50 per unit	Subscription Agreement
Stephanus Titus Widjaja	01/19/2016	20,000	$0.50 per unit	Subscription Agreement
Stephen Kurniadi	12/31/2015	20,000	$0.50 per unit	Subscription Agreement
Andy Litansen	01/19/2016	30,000	$0.50 per unit	Subscription Agreement
Djoahan Farida	02/02/2016	150,000	$0.50 per unit	Subscription Agreement
Silvia Silvia	02/02/2016	50,000	$0.50 per unit	Subscription Agreement
Alfred Herman Goenawan	02/26/2016	200,000	$0.50 per unit	Subscription Agreement
Jeffrey Nah Kim Boon	03/21/2016	20,000	$0.50 per unit	Subscription Agreement
Daniel Yohansha	03/01/2016	20,000	$0.50 per unit	Subscription Agreement
Syahid Liga Lie	05/19/2016	200,000	$0.50 per unit	Subscription Agreement
Peter Paschal Korompis	05/05/2016	100,000	$0.50 per unit	Subscription Agreement
Nicholas Augustinus Budiman	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Jusuf Chandra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Iskandar Tanuseputra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Shalom Amsalem	06/15/2016	300,000	$0.77 per share	For services provided valued at $231,000

(1) The 1,333,333 Shares issued to PT Kinerja Indonesia pursuant to a Services Agreement dated February 19, 2016, a copy of which is filed as exhibit 10.7 to the Company's Form 8-K on March 23, 2016, do not vest until eighteen months from that date but do have voting rights on all matters submitted to the vote of the Registrant's shareholders.

Restricted Securities Issued in 2016:

On March 31, 2016, we converted $24,753 of debt and issued 30,000 shares of Common Stock to a person for securities compliance services previously provided.

On February 19, 2016, we issued 1,333,333 shares of Common Stock to Mr. Ng, our CEO and Chairman, as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at $0.9001, the closing price as of the date of the agreement.

On June 15, 2016, we issued 400,000 shares of our common stock to two unrelated parties as payment for a service agreement. The shares were valued at $0.77, the closing price as of the date of the agreement.

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

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to "accredited investors" who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, we have raised $1,105,000 under the Unit Offering, while the Unit Offering is continuing.

On March 10, 2016, the Company's name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company's shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into an a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Island ("Black Grace") and its affiliate, PT. Pay Secure Online Indonesia, organized under the laws of Indonesia. Pursuant to this Agreement, PT/ PaySec granted PT. Kinerja Pay the right to use the PT. PaySec's payment services ("Payment Services") under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis.

On September 8, 2016, PT. Kinerja Pay entered into a second Cooperation and Service Agreement with PT. Indonesia Enam Dua, organized under the laws of Indonesia ("PT.IED"), which owns 62hall.co.id, an integrated wholeseller that sells online a wide range of products and services, an online search engine and extensive customer services. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT, Kinerja Pay's new e-commerce portal, KinerjaMall.com. In consideration for PT.IED's services, the parties agreed to allocate the profits, defined as an item's selling price on KinerjaMall.com minus the cost price of the item sold, 90% to PT. Kinerja Pay and 10% to PT.IED.

On April 10, 2017, the Company announced that consumers can now use its platform to make payments to state-run Pegadaian, the largest provider of fiduciary services and credit across Indonesia. The relationship facilitates Pegadaian's collections capabilities and is expected to result in a meaningful reduction in their infrastructure needs.

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

While the Registrant began operating activities in May 2016, it did not have in place the infrastructure to conduct billing and collections. We expect to generate revenues from sales of our Portal services during the remainder of 2017.

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

During 2016, we raised $1,105,000 in equity capital and we may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015

During the twelve months ended December 31, 2016 and 2015, we did not generate revenues. During the twelve months ended December 31, 2016 and 2015, we had general and administrative expenses of $2,687,855 and $44,932, respectively. During the twelve months ended December 31, 2016 and 2015, we had depreciation expense of $289 as compared to no such expense in 2015. Our loss from operations during the twelve months ended December 31, 2016 and 2015 were $2,688,144 and $44,932, respectively.

During the twelve months ended December 31, 2016 and 2015, we had interest expenses of $648 and $11,809, respectively. We amortized no debt discount during the twelve months ended December 31, 2016 as compared to $37,058 in 2015. We expensed losses due to debt extinguishments of $9,003 in 2016 as compared to $199,305 in the same period in the prior year. Out total costs and expenses during the twelve months ended December 31, 2016 and 2015 were $2,697,795 and $293,104, respectively.

During the twelve months ended December 31, 2016 we had a net loss of $2,697,795 as compared to $293,104 in 2015.

Liquidity and Capital Resources

On December 31, 2016, we had $77,738 in current assets consisting of $32,591 in cash, $16,181 in restricted cash and $28,966 in prepaid expenses. On December 31, 2015, we had $250,194 in current assets consisting of $81 in cash and $250,113 in restricted cash.

We had fixed assets of $3,845 as of December 31, 2016 and $0 as of December 31, 2015. We had total assets of $81,583 as of December 31, 2016 and $250,194 as of December 31, 2015.

As of December 31, 2016, we had total current liabilities of $157,663 consisting of accounts payable of $3,461, tax payable of $95, accrued expenses of $4,107 and unissued stock subscriptions' of $150,000. As of December 31, 2015, we had total current liabilities of $274,467 consisting of $15 in accrued interest, $250,013 in unissued stock subscriptions and $24,439 in short-term notes payable. We had no long-term liabilities as of December 31, 2016 and December 31, 2015.

We used $1,301,701 in our operating activities during the twelve month ended December 31, 2016, which was due to a net loss of $2,697,795 offset by depreciation expense of $289, a loss on extinguishment of debt of $9,003, non-cash compensation charges of $1,508,133, an increase in prepaid expenses of $28,966, a decrease in accounts payable of $96,457 and an increase in accrued liabilities of $4,092.

We used $49,082 in our operating activities during the twelve months ended December 31, 2015, which was due to a net loss of $293,104 offset by amortization of debt discount expenses of $37,058, non-cash compensation charges of $199,305 and an increase in accrued liabilities of $7,659.

We financed our negative cash flow from operations during the twelve months ended December 31, 2016 through the issuance of Common Stock of $1,105,000 and $7,947 in contributed capital offset by principal debt payments of $8,689.

We financed our negative cash flow from operations during the twelve months ended December 31, 2015 through the issuance of Common Stock of $250,013 and proceeds of $47,439 from issuance of debt.

We had investing activities of $4,134 during the twelve months ended December 31, 2016 related to the purchase of fixed assets and no investing activities during the same period in the prior year.

Availability of Additional Capital

Notwithstanding our success in raising over $1,105,000 from the private sale of equity securities and our expectation that we will be successful in raising up to an additional $1.6 million during the next twelve months, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised $1,302,439 in equity capital and through the issuance of debt. We may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. We plan to use these funds for significant investments in sales and marketing, concentrating principally on online advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from the sale of our portal services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2016, and are included elsewhere in this annual report.

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

Item 8. Financial Statements and Supplementary Data. Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders of
KinerjaPay Corp.

We have audited the accompanying balance sheets of KinerjaPay Corp. as of December 31, 2016 and 2015 and the related statements of income, comprehensive income, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2016 and 2015. KinerjaPay Corp.'s management is responsibility for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KinerjaPay Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two-year period ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 28, 2017

KinerjaPay Corp.
(formerly Solarflex Corp.)
Consolidated Balance Sheets
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$32,591	$81
Restricted cash	16,181	250,113
Prepaid expenses	28,966	-
Total current assets	77,738	250,194

Equipment, net of accumulated depreciation of $289	3,845	-

Total Assets	$81,583	$250,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$3,461	-
Tax payable	95	-
Accrued expenses	4,107	15
Unissued stock subscriptions	150,000	250,013
Notes payable	-	24,439
Total current liabilities	157,663	274,467

Total liabilities	157,663	274,467

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
8,627,013 shares issued and outstanding at December 31, 2016 and
4,653,680 shares issued and outstanding at December 31, 2015	862	465
Additional paid-in capital	3,508,529	863,093
Accumulated deficit	(3,585,626)	(887,831)
Accumulated other comprehensive income	155	-
Total stockholders' deficit	(76,080)	(24,273)
Total Liabilities and Stockholders' Deficit	$81,583	$250,194

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

KinerjaPay Corp.
(formerly Solarflex Corp.)
Consolidated Statements of Operations
For the Years ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-
Expenses:
General and administrative	2,687,855	44,932
Depreciation expense	289	-
Total general and administrative expenses	2,688,144	44,932

(Loss) from operations	(2,688,144)	(44,932)

Other income (expense)
Interest expense	(648)	(11,809)
Amortization of debt discount	-	(37,058)
Loss of extinguishment of debt	(9,003)	(199,305)
Total costs and expenses	(2,697,795)	(293,104)

Net loss before for income taxes	(2,697,795)	(293,104)
Income taxes	-	-
Net loss	$(2,697,795)	$(293,104)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.35)	$(0.06)

Weighted average number of common shares outstanding (basic and diluted)	7,701,722	4,542,505

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.
(formerly Solarflex Corp.)
Consolidated Statements of Comprehensive Income (Loss)
For the Twelve Months Ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Net loss	$(2,697,795)	$(293,104)
Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	155	-
Total other comprehensive income, net of tax	155	-
Total comprehensive loss, net of tax	$(2,697,640)	$(293,104)

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.
(formerly Solarflex Corp.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

					Accumulated
	Common Stock		Additional	Accumulated	Other Compre-	Total
	Shares	Amount	Paid-In Capital	Deficit	hensive Income (loss)	Stockholders' Equity
Balance at December 31, 2014	135,249,990	$13,525	$491,791	$(594,727)	$-	(89,411)
Beneficial conversion feature	-	-	15,333	-	-	15,333
Loss of debt extinguishment	-	-	199,305	-	-	199,305
Stock issued to settle debt and accrued interest	14,360,396	1,436	143,168	-	-	144,604
Cancelled shares	(10,000,000)	(1,000)	-	-	-	(1,000)
Net loss	-	-	-	(293,104)	-	(293,104)
Balance at December 31, 2015	4,654,680	$465	$863,093	$(887,831)	$-	(24,273)
Shares issued for cash	2,210,000	221	1,104,779	-	-	1,105,000
Stock issued to settle accounts payable	30,000	3	24,750	-	-	24,753
Shares issued for services	1,733,333	173	1,507,960	-	-	1,508,133
Contributed capital	-	-	7,947	-	-	7,947
Foreign currency translation adjustments	-	-	-	-	155	155
Net loss	-	-	-	(2,697,795)	-	(2,697,795)
Balance at December 31, 2016	8,627,013	$862	$3,508,529	$(3,585,626)	$155	$(76,080)

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.
(formerly Solarflex Corp.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(2,697,795)	$(293,104)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	289	-
Amortization of debt discount	-	37,058
Loss on extinguishment of debt	9,003	199,305
Common stock issued for services	1,508,133	-
Changes in net assets and liabilities:
(Increase) decrease in prepaid expenses	(28,966)	-
Increase (decrease) in accounts payable	(96,457)	-
Increase (decrease) in accrued liabilities	4,092	7,659
Net cash used in operating activities	(1,301,701)	(49,082)

Cash flows from investing activities:
Purchase of equipment	(4,134)	-
Net cash used in investing activities	(4,134)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,105,000	250,013
Proceeds of debt	-	47,439
Contributed capital	7,947	-
Principal payments made on debt	(8,689)	-
Net cash provided by financing activities	1,104,258	297,452

Foreign currency translation adjustments	155	-

Net (decrease) increase in cash	(201,422)	248,370
Cash - Beginning of period	250,194	1,824
Cash - End of period	$48,772	$250,194

Supplemental disclosure :
Non-cash transactions
Debt discount attributable to beneficial conversion feature	$-	$15,333
Stock issued to settle debt	$15,750	$143,604

The accompanying notes to consolidated financial statements are integral part of these financial statements.

KinerjayPay Corp.
(formerly Solarflex Corp.)
Notes to Consolidated Financial Statements

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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2016 and December 31, 2015. The Company received $150,000 in proceeds from a stock rights offering in 2016. Unspent funds are segregated and reported as restricted cash on the accompanying balance sheet until the full minimum offering of $500,000 is met and completed.

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

Foreign Currency:

 Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates or actual action date currency rate. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2016 and December　31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2016 and December 31, 2015 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2016 and 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At December 31, 2016 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

Deferred Income Taxes: In November 2015, amended guidance was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted.

Leases: In February 2016, the FASB issued ASU 2016-02,　Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December　15, 2018, and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are evaluating the impact of the adoption of this standard on our Consolidated Financial Statements.

Business Acquisitions: In January 2017, FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) "Clarifying the Definition of a Business." The new guidance clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Consolidated Financial Statements.

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

2. Prepaid Expenses

		December 31
		2016		2015
Individual components giving rise to prepaid expenses are as follows:	$		$
Professional fees		25,457		-
Others		3,509		-
Net deferred		$28,966		$-

The Company prepaid professional fees at December 31, 2016 which were fully-expensed in March and April 2017.

3. Stockholders' Equity

On January 15, 2016 we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Transactions in our Common Stock

Contributed Capital

We received $7,947 in cash from a related party. As the Company was not obligated to issue shares of common stock or other forms of equity, the receipt was determined to be accounted for as contributed capital.

Stock issued upon satisfaction of debt

On February 19, 2016 we issued 30,000 shares of our common stock in settlement of $15,750 in accounts payable. The settlement resulted in a loss of $9,003. The shares were valued at $24,753 at the date of settlement. The loss is reflected as additional paid-in capital.

Stock issued upon completion of Regulation S offering

We received $1,105,000 through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units were sold for the offering price of $0.50 per unit and resulted in the issuance of 2,210,000 shares of common stock and 2,210,000 warrants The warrants are exercisable at $1.00 and expire two years from the date of issuance and had a fair market value of $425,425.

Stock Issued for Services:

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

In July, 2016 we issued 100,000 shares of our common stock to an unrelated party as payment for a service agreement. The shares were valued at the closing price as of the date of the agreement ($0.77) and offset by $1,000 in cash received for the shares. This resulted in full recognition of the excess of fair value over cash received of $77,000 as consulting services expense.

The Company received $150,000 in proceeds from a stock rights offering. The $150,000 will remain a liability until the full minimum offering of $500,000 s met and completed. Unspent funds are segregated and reported as $16,181 restricted cash on the accompanying balance sheet and a deficiency of $133,819 as of December 31, 2016.

4. Notes Payable

On October 6, 2015 the conversion price on all outstanding notes was reduced from $0.03 to $0.01 per share effective September 30, 2015. At the time of modification there were 10 notes outstanding with principal amounts ranging from $3,000 to $35,000. It was determined that the modification resulted in derecognition of the old notes and recognition of the new notes. Accordingly, the remaining unamortized discount of $4,028 was immediately expensed and the aggregate fair value of the modified conversion terms, $199,305, was recognized as a loss on debt extinguishment in 2015.

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

At December 31, 2015 two unsecured promissory notes totaling $8,689 remained outstanding. The notes did not contain a conversion feature and bear interest at 1% per annum. In addition, the company benefitted from the payment of expenses of $15,750 in 2015 resulting in a total loan balance of $24,439. On February 29, 2016 the two unsecured promissory notes of $8,689 were paid in full and included payment of accrued interest of $29. Also in February of 2016 the $15,750 liability was paid in full by the issuance of 30,000 shares of common stock. The shares were valued at fair value at the date of conversion. This resulted in a loss of $9,003 that was included under "additional paid-in capital".

5. Related Party Transactions Not Disclosed Elsewhere

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-commerce services for bill transfer and online shopping. Mr. Ng is the control person of PT Kinerja and a controlling shareholder, CEO and Chairman of the Company.

On February 19, 2016, we issued 1,333,333 shares of our common stock to Mr. Ng, our CEO, sole director and control person. Mr. Ng is the sole officer and directors and control person of PT Kinerja, the other party to this agreement, as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense. The services provided and to be provided under this service agreement are as follows:

(a) The Service Company shall provide the Company and the Subsidiary with the following services during a term of three (3) years from the date first set forth above (the "Services"), for which the Subsidiary shall pay the Service Company.

I. General Business Services: which shall include personnel, office facilities and equipment, utilities, and related overhead and operational expenses and shall be provided under the direction and control of a designated project manager; and
II. Technical Services: which shall include, but not be limited to, Web Hosting, Web Maintenance, Web Updates and System Upgrades, from time-to-time, which Technical Services will be fulfilled by a minimum of five (5) experienced computer engineers / programmers, one (1) algorithm specialist and two (2) trained technical engineers who shall maintain the servers provided by the Service Company and support the Subsidiary's full time operations. In addition, the Service Company, in support of the Technical Services, shall guarantee ninety-nine point nine-nine (99.99%) percent uptime of the Company's domains and applications, and provide all requisite support for the traffic to the Company's domains with unlimited bandwidth and scalable uplink whenever the traffic to the domains increases, from time-to-time; and
III. R&D Services: which shall include, but not be limited to, the development of new features, products, or services related to the KinerjaPay IP and KinerjaPay.com. In connection with the R&D Services, the Parties acknowledge that all new KinerjaPay IP that is developed or for which enhancements are created for KinerjaPay IP already in existence at the date of this Agreement ("Additional IP") shall belong exclusively to the Company and its Subsidiary. The Parties further agree that in each instance, they will, in "good faith," negotiate and execute separate, supplemental addendums to this Agreement to address the Services to be provided by the Service Company with respect to the Additional IP.

(b) The Subsidiary shall responsible for the following:
I. Sales and Marketing: PT. KinerjaPay Indonesia shall cover and be directly responsible for all sales and marketing activities and expenses associated with the commercial exploitation of the License for the KinerjaPay IP; and
II. Billing and Collections: PT. KinerjaPay Indonesia shall be responsible for all billing and collections and book all revenues generated by and from commercial exploitation of the License; and
III. Advertising and Sales Reps: PT. KinerjaPay Indonesia shall at all times maintain a staff of at least three (3) sales reps;
IV. Office and Administration: PT. KinerjaPay Indonesia shall retain at least one (1) person to provide office/administrative/accounting services to fulfill the duty of Subsidiary in Section 1B(ii) above.

In consideration for the Services to be provided, the Company shall pay or compensate the Service Company as follows: (i) Edwin Witarsa Ng, CEO and Chairman - 3,000,000 shares representing 34.77%; (ii)P.T. Starest Asset Management - 640,000 shares representing 7.42%; and (iii)DesaSebongLagoiKec andTelukSebongBintanKepulauan Riau, Indonesia, 3,000,000 shares representing 34.77%.

The Company shall issue to the Service Company 1,333,333 restricted. The restricted shares shall not be deemed fully-paid and non-assessable until eighteen (18) months from the date first set forth above; and (ii) The Subsidiary, on a quarterly basis, shall pay the Service Company for the services, facilities and personnel provided by the Service Company be at the rate set forth in Appendix A attached hereto; and (iii) The Subsidiary, on a quarterly basis, shall pay the Service Company royalties equal to one (1%) percent of the net revenues generated from the commercial exploitation of the License; and (iv) The Service Company shall be paid a one-time set-up fee of $55,000 within three (3) business days of the execution of this Agreement.

6. Income Taxes

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

We have a current operating loss carry-forward of $1,013,711 resulting in deferred tax assets of $354,799. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2016		2015
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryover		354,799		166,948
Less valuation allowance		(354,799)		(166,948)
Net deferred		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013.

7. Legal Proceedings and Loss Contingencies

We accrue for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

8. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2016 operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

9. Subsequent Events

There were no other material subsequent events following the period ended December 31, 2016 and throughout the date of the filing of Form 10-K,other than the Company's raise of approximately $585,000 for the sale of its equity securities in reliance upon the exemption provided under Regulation D and Regulation S promulgated by the SEC under the Securities Act of 1933, as amended.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Back to Table of Contents

None.

Item 9A(T) Controls and Procedures. Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2016:

We noted the following deficiencies that we believe to be material weaknesses:
- The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a development stage company, management's assessment and conclusion over internal controls were ineffective this year.

We noted the following deficiencies that we believe to be significant deficiencies:
- The Company has no formal control process related to the identification and approval of related party transactions.
- No formal written policy for the approval, identification and authorization of related party transactions currently exists.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information. Back to Table of Contents

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Back to Table of Contents

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Edwin Witarsa Ng	34	CEO and Chairman
Meigisonnata Widjaja	42	CFO
Deny Rahardjo	45	CEO of P.T. Kinerja Pay Indonesia

Edwin Witarsa Ng, 34, was appointed to the Board of Directors, with the position of Chairman, on November 15, 2015. In 2007, Mr. Ng founded PT Kinerja, an Information Technology company organized under the laws of Indonesia with offices located in Medan, Indonesia and operations throughout Indonesia. PT Kinerja operates through the following units, among others: (i) KinerjaHosting, which is engaged in the business of providing data hosting to Companies and/or individuals, as well as website domains and VPS services; (ii) KinerjaNet, which is engaged in the business of Internet Service Provider by providing internet connectivity to corporate offices, households, and internet cafes; and (iii) Kinerja Technology, which is engaged in the business of Application Development, mobile app development, website development, and Software implementation such as ERP and CRM Software. PT Kinerja also partnered with IBM to build the first Tier 2+ Data Center in Medan City (KDC Medan). In February 2015, Mr. Ng started the business of KinerjaPay, an e-commerce payment gateway with marketplace platform. Since 2007, Mr. Ng serves as CEO and president of PT. Stareast Sejahtera Group, a Real Estate Development company with operations in Medan, Pekanbaru, and Bintan Island , Indonesia. Since 2007, the company has built and opened hotels and apartment complexes, and conducted extensive development operations in Indonesia. In 2012, Mr. Ng established PT. Graha Pecatu Sejahtera, a Real Estate Development company for which he has served as CEO & President, and built a four star rated Condotel in BALI. Mr. Ng has other business interests engaged in asset management, tire distribution, marketing consultancy and hospitality.

Mr. Ng intends to devote 20% of his professional time to the business affairs of the Registrant.

Mr. Ng received his undergraduate degree from the University of Southern California (USC) School of Engineering, Los Angeles, CA in 2002 with a major in Management Information Systems and a Minor in SAP Implementation Systems and his post-graduate degree from the University of Toronto in 2004 with a major in Information Science.

The Board of Directors has concluded that Mr. Ng should serve as Director because of his extensive and diverse experience working with development teams and managing development efforts, which experiences he gained while working at and managing the above-referenced entities.

Meigisonnata Widjaja, 42, was appointed to serve as its new Chief Financial Officer on March 16, 2017. Mr. Widaja, has degrees as both a Certified Management Accountant and an Economic Degree. From May 2013 through May 2016, Mr. Widjaja served as the CFO of PT. Batang Alum Industrie Group, a private company and a leading manufacturing of artificial sweeteners in Indonesia. During 2012, Mr. Widjaja served as VP-Finance for PT. Ancora International, a private equity and investment firm, prior to which he served as VP-Finance of PT Bormindo Nusantara, an oil drilling rig company and a subsidiary of PT. Ancora Indonesia Resources Tbk, public Company listed in Jakarta Stock Exchange.

Deny Rahardjo, 45, Chief Executive Officer of P.T. Kinerja Pay Indonesia since April 2016, has over twenty five years of experience in information technology (IT) management, with responsibilities including IT strategies, operations, planning and budgeting, service management and project management. From August 2015 to April 2016, Mr. Rahardjo worked as an independent business consultant providing IT and management consulting services startup companies in Singapore. From November 2013 until August 2015, Mr. Rahardjo served as Vice-President of Information Technology at Telstra Global PTE LTD, an international telecom and IT company based in Singapore. Mr. Rahardjo's duties at Telstra included the establishment of IT department goals, objectives, and operating procedures and the implementation of enterprise IT systems. From 2011 through November 2013, Mr. Rahardjo served as CIO (Senior Director) of Asia Pacific & China Polycom Asia Pacific PTE LTD, a Singapore-based IT services company, with duties including IT deployment for regional and national IT solutions to a diverse client base.

Mr. Deny Rahardjo received his Master of Business Administration (MBA Degree) in 1997 from Indonusa Esa Unggul University, Jakarta, Indonesia, with a major in Finance and his Bachelor Degree in Computer Science from STMIK Nina Nusantara, Jakarta, Indonesia in 1993.

Mr. Rahardjo intends to devote 70% of his professional time to the business affairs of P.T. Kinerja Pay Indonesia.

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

We do not compensate our director. We do not have any standing committees at this time.

Our director, officers or affiliates have not, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CEO has filed reports as required under Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CFO has not filed reports as required under Section 16(a).

NASDAQ Rule 4200. The NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Director Independence. In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. We therefore believe that our director Edwin Witarsa Ng is not an independent director.

Directors' Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Potential Conflicts of Interest. Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board's Role in Risk Oversight. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

Involvement in Certain Legal Proceedings. We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation. Back to Table of Contents

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

For the three fiscal years ended December 31, 2016, 2015 and 2014, we did not pay any compensation to our current or former executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

All of our current officers have agreed to defer their compensation until such time as we are cash flow positive; therefore, none of our officers have received any compensation as of the date of this Annual Report. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company's employees.

Compensation of Directors

We do not compensate our director.

Outstanding Equity Awards

None of our Directors or executive officers holds stock that has not vested or equity incentive plan awards. PT Kinerja Indonesia, an affiliate and controlled by our CEO, owns 1,333,333 shares, which do not vest until August 19, 2017.

Option Grants

There were no individual grants of stock options to purchase our Common Stock made to our executive officers

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2016 and 2015 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Certain Relationships and Related Party Transactions and Director Independence

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Mr. Ng is the control person of PT Kinerja and a controlling shareholder, CEO and Chairman of the Company.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2016 and 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Back to Table of Contents

The following table lists the number of shares of Common Stock of our Company as of April 28, 2017 that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. As of April 28, 2017, the Company had 8,627,013 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (3)

Edwin Witarsa Ng, CEO and Chairman (1)	3,000,000	34.77%
Jl. Multatuli, No.8A
Medan, 20151, Indonesia

Meigisonnata Widjaja,, CFO	0	0%
Jl. Multatuli, No.8A
Medan, 20151, Indonesia

P.T. Starest Asset Management (2)	640,000	7.42%
JI Gurindam 12 Lagoi RT. 003 RW. 001, Desa Sebong Lagoi Kec. Teluk Sebong Bintan
Kepulauan Riau, Indonesia

Total Officers (2 people)	3,000,000	34.77%

(1) Includes 1,333,333 held by PT Kinerja Indonesia. Mr. Ng, an Indonesian resident and citizen, exercises the sole voting and dispositive powers with respect to these shares. The 1,333,333 shares owned by PT Kinerja Indonesia were issued in connection with a services agreement. The shares will not vest until August 19, 2017, 18 months from the February 19, 2016, date of the agreement. Mr. Ng, our CEO and Chairman, owns directly 1,666,667 shares that are fully-vested.
(2) Mr. Wendy Teoh, an Indonesian resident and citizen, is the sole officer and director of P.T. Stareast Asset Management ("Stareast Asset Management") and exercises the sole voting and dispositive powers with respect to the shares of the Registrant's common stock owned of record and beneficially by Stareast Asset Management. Our CEO, Chairman and controlling shareholder, Mr. Edwin Witarsa Ng, is the controlling shareholder owning 80% of P.T. Stareast Sejahtera Group, another Indonesian corporation ("Stareast Sejahtera") which has an equity interest of 40% in Stareast Asset Management but has no representation on its Board of Directors nor does Mr. Ng have either: (i) any control over the business or management of Stareast Asset Management; or (ii) any voting or dispositive rights with respect to Stareast Asset management's shares.
(3) Applicable percentage ownership is based on 8,127,036 shares of Common Stock outstanding as of April 28, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 28, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Back to Table of Contents

Certain Related Party Transactions During the Last Two Fiscal Years

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia ("PT Kinerja"), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-commerce services for bill transfer and online shopping. Mr. Ng is the control person of PT Kinerja and a controlling shareholder, CEO  and Chairman of the Company.

On February 19, 2016, we issued 1,333,333 shares of our common stock to Mr. Ng, our CEO, sole director and control person. Mr. Ng is the sole officer and directors and control person of PT Kinerja, the other party to this agreement, as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense.

The services provided and to be provided under this service agreement are as follows:
(a) The Service Company shall provide the Company and the Subsidiary with the following services during a term of three (3) years from the date first set forth above (the "Services"), for which the Subsidiary shall pay the Service Company.
(i) General Business Services: which shall include personnel, office facilities and equipment, utilities, and related overhead and operational expenses and shall be provided under the direction and control of a designated project manager; and
(ii) Technical Services: which shall include, but not be limited to, Web Hosting, Web Maintenance, Web Updates and System Upgrades, from time-to-time, which Technical Services will be fulfilled by a minimum of five (5) experienced computer engineers / programmers, one (1) algorithm specialist and two (2) trained technical engineers who shall maintain the servers provided by the Service Company and support the Subsidiary's full time operations. In addition, the Service Company, in support of the Technical Services, shall guarantee ninety-nine point nine-nine (99.99%) percent uptime of the Company's domains and applications, and provide all requisite support for the traffic to the Company's domains with unlimited bandwidth and scalable uplink whenever the traffic to the domains increases, from time-to-time; and
(iii) R&D Services: which shall include, but not be limited to, the development of new features, products, or services related to the KinerjaPay IP and KinerjaPay.com. In connection with the R&D Services, the Parties acknowledge that all new KinerjaPay IP that is developed or for which enhancements are created for KinerjaPay IP already in existence at the date of this Agreement ("Additional IP") shall belong exclusively to the Company and its Subsidiary. The Parties further agree that in each instance, they will, in "good faith," negotiate and execute separate, supplemental addendums to this Agreement to address the Services to be provided by the Service Company with respect to the Additional IP.
(b) The Subsidiary shall responsible for the following:
(i) Sales and Marketing: PT. KinerjaPay Indonesia shall cover and be directly responsible for all sales and marketing activities and expenses associated with the commercial exploitation of the License for the KinerjaPay IP; and
(ii) Billing and Collections: PT. KinerjaPay Indonesia shall be responsible for all billing and collections and book all revenues generated by and from commercial exploitation of the License; and
(iii) Advertising and Sales Reps: PT. KinerjaPay Indonesia shall at all times maintain a staff of at least three (3) sales reps;
(iv) Office and Administration: PT. KinerjaPay Indonesia shall retain at least one (1) person to provide office/administrative/accounting services to fulfill the duty of Subsidiary in Section 1B(ii) above.

In consideration for the Services to be provided, the Company shall pay or compensate the Service Company as follows:
(i) The Company shall issue to the Service Company 1,333,333 restricted. The restricted shares shall not be deemed fully-paid and non-assessable until eighteen (18) months from the date first set forth above; and
(ii) The Subsidiary, on a quarterly basis, shall pay the Service Company for the services, facilities and personnel provided by the Service Company be at the rate set forth in Appendix A attached hereto; and
(iii) The Subsidiary, on a quarterly basis, shall pay the Service Company royalties equal to one (1%) percent of the net revenues generated from the commercial exploitation of the License; and
(iv) The Service Company shall be paid a one-time set-up fee of $55,000 within three (3) business days of the execution of this Agreement.

Item 14. Principal Accounting Fees and Services. Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("M&K") as independent public accountant for the fiscal year ended December 31, 2016 and 2015.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant's annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$15,000	$10,000
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

As of December 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	April 28, 2017
Edwin Witarsa Ng

/s/ Meigisonnata Widjaja	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 28, 2017
Meigisonnata Widjaja

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board	April 28, 2017
Edwin Witarsa Ng