Form 10-Q
period 2017-03-31
KinerjaPay Corp.
filed 2017-06-07
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number: 0-55081

KinerjaPay Corp.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Jl. Multatuli, No.8A, Medan, Indonesia	20151
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +62-819-6016-168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On June 7, 2017, the Registrant had 10,671,013 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

KinerjaPay Corp.
Consolidated Balance Sheets
As of March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash	$4,544	$32,591
Restricted cash	-	16,181
Prepaid expenses	4,325	28,966
Total current assets	8,869	77,738

Equipment, net of accumulated depreciation of $660 and $289, respectively	5,832	3,845

Total assets	$14,701	$81,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$2,642	3,461
Tax payable	554	95
Accrued expenses	-	4,107
Unissued stock subscriptions	150,000	150,000
Total current liabilities	153,196	157,663

Total liabilities	153,196	157,663

Stockholders' Deficit:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
9,727,013 and 8,627,013 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	972	862
Additional paid-in capital	4,705,584	3,508,529
Accumulated deficit	(4,845,206)	(3,585,626)
Accumulated other comprehensive income	155	155
Total stockholders' deficit	(138,495)	(76,080)
Total liabilities and stockholders' deficit	$14,701	$81,583

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2017 and 2016

	For the Three Months	For the Three Months
	Ended March 31, 2017	Ended March 31, 2016

Revenue from services	$2,002	$-
Costs related to service revenue	782	-
	1,220	-
Expenses:
General and administrative	1,260,465	1,350,151
Depreciation expense	335	-
Total general and administrative expenses	1,260,800	1,350,151

(Loss) from operations	(1,259,580)	(1,350,151)

Other income (expense)
Interest expense	-	(3)
Loss of extinguishment of debt	-	(9,003)
Total costs and expenses	(1,259,580)	(1,359,157)

Net loss before for income taxes	(1,259,580)	(1,359,157)
Income taxes	-	-
Net loss	$(1,259,580)	$(1,359,157)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.14)	$(0.21)

Weighted average number of common shares outstanding (basic and diluted)	9,114,235	6,412,325

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2017 and 2016

	For the Three Months	For the Three Months
	Ended March 31, 2017	Ended March 31, 2016

Net loss	$(1,259,580)	$(1,359,157)
Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	-	-
Total other comprehensive income, net of tax	-	-
Total comprehensive loss, net of tax	$(1,259,580)	$(1,359,157)

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016

	For the Three Months	For the Three Months
	Ended March 31, 2017	Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(1,259,580)	$(1,359,157)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	335	-
Loss on extinguishment of debt	-	9,003
Share-based compensation	1,022,165	1,200,133
Changes in net assets and liabilities:
(Increase) decrease in prepaid expenses	24,641	-
Increase (decrease) in accounts payable	(360)	12,485
Increase (decrease) in accrued liabilities	(4,107)	-
Net cash used in operating activities	(216,906)	(137,536)

Cash flows from investing activities:
Purchase of equipment	(2,322)	-
Net cash used in investing activities	(2,322)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	175,000	474,987
Payments on debt	-	(8,689)
Net cash provided by financing activities	175,000	466,298

Foreign currency translation adjustments	-	-

Net (decrease) increase in cash	(44,228)	328,762
Cash - beginning of period	48,772	250,194
Cash - end of period	$4,544	$578,956

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.
 Notes to Consolidated Unaudited Interim Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (the "Company") is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a "Solar element and method of manufacturing the same". On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

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

Stock-Based Compensation:

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2017 and December 31, 2016 and the years then ended on a recurring basis:

Fair Value Measurements at March 31, 2017
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2017 and 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition:

Our principal products and services are: (i) our electronic payment service ("EPS") and (ii) our virtual marketplace both of which are available on our portal under the domain name KinerjaMall.com. Through our Portal and Mobile App we provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. We developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product. We recognize revenue as a percentage the dollar value of each at the completed transaction.

We pay transaction fees as follows: (i) 3.9% + $0.30 when senders fund payment transactions using PayPal; (ii) no fees when customers fund payment transactions by electronic transfer of funds from a bank accounts; and (iii) fees of $0.25 to $0.50 per transaction if customers fund payment transactions by using a third party payment gateway. To date, 0%, 80% and 20%, respectively, of our fees are represented by transactions (i), (ii) and (iii), respectively.

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

Common Stock Split:

On January 15, 2016, we declared a reverse split of our common stock. The formula provided that every thirty (30) issued and outstanding shares of common stock of the Corporation be automatically split into one (1) share of common stock. The reverse split was effective upon receipt of approval from FINRA. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this split. All per share disclosures retroactively reflect post-split shares.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At March 31, 2017 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Issued Accounting Standards

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified in organizations' balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies).

The adoption of these ASU's did not have a significant impact on the consolidated financial statements.

In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

During 2016, the FASB issued several Accounting Standard Updates that focuses on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.An entity should apply the amendments in this ASU using one of the following two methods:

1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or,
2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

For a public business entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The Company intends to adopt ASU 2014-09 as of January 1, 2018.

The Company is in the process of evaluating the impact of ASU 2014-09 on its revenue streams and selling contracts, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017. Since the Company did not report so far, material revenues, management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

The accompanying balance sheet as of March 31, 2017, which was derived from unaudited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2016, included in the Company's Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

On January 15, 2016 we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Common Stock and Warrants Issued for Cash

During the first quarter of 2017, the Company received $175,000 through a placement of 350,000 common stock units to PT Stareast Asset Management, an affiliated party, for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 350,000 warrants are exercisable at $1.00 and expire two years from the date of issuance. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $125,119. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.36%; expected volatility of 179%, and warrant exercise period based upon the stated terms. The warrants were classified within stockholders' equity.

Stock-Based Compensation

During the first quarter of 2017, the Company issued 750,000 fully-vested shares of the Company common stock and 1,200,000 warrants (400,000 "A" warrants with exercise price of $1.00, 400,000 "B" warrants with exercise price of $2.00 and 400,000 "C" warrants with exercise price of $3.00) to consultants as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grants was recognized as an increase additional paid-in capital at the measurement date as. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.65 to $1.40) and resulted in current recognition of $675,000 in consulting service expense.

The warrants were valued using the Black-Scholes pricing model to estimate the fair value and resulted in current recognition of $347,165 in additional consulting services. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.21%; expected volatility of 179%, and warrant exercise period based upon the stated terms.

3. Related Party Transactions

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

As of March 31, 2017, we had $1,187 in accounts payable due to our CEO.

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2017 operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Subsequent Events

In April and May 2017, we received $682,000 in proceeds from the sale of 944,000 shares of common stock and warrants.

There were no other material subsequent events following the period ended March 31, 2017 and throughout the date of the filing of Form 10-Q.

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

During the three months ended March 31, 2017, we raised $175,000 in equity capital and we may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

During the three months ended March 31, 2017, we generated $2,002 in revenues from services as compared to no revenues in the same period in the prior year. Our costs related to our revenues were $782 during the three months ended March 31, 2017.

During the three months ended March 31, 2017, we had operating expenses related to general and administrative expenses being a public company and depreciation expenses. During the three months ended March 31, 2017, we incurred a net loss of $1,259,580 due to general and administrative expenses of $1,260,465 and depreciation expenses of $335. During the three months ended March 31, 2016, we incurred a net loss of $1,359,157 due to general and administrative expenses of $1,350,151, interest expense of $3 and a loss of $9,003 related to extinguishment of debt. The significant decrease in net loss during the three month ended March 31, 2017 as compared to the same period in the prior year was mainly due to a decrease in professional fees and non-cash compensation expenses.

Liquidity and Capital Resources

On March 31, 2017, we had $8,869 in current assets represented by cash of $4,544 and prepaid expenses of $4,325. On December 31, 2016, we had $77,738 in current assets consisting of $32,591 in cash, $16,181 in restricted cash and $28,966 in prepaid expenses.

We had fixed assets of $5,832 as of March 31, 2017 and $3,845 as of December 31, 2016. We had total assets of of $14,701 as of March 31, 2017 and $81,583 as of December 31, 2016. As of March 31, 2017, we had $153,196 in current liabilities comprised of $2,642 in accounts payable, $554 in tax payable and $150,000 in unissued stock subscriptions.

As of December 31, 2016, we had total current liabilities of $157,663 consisting of accounts payable of $3,461, tax payable of $95, accrued expenses of $4,107 and unissued stock subscriptions of $150,000.

We had no long-term liabilities as of March 31, 2017 and December 31, 2016.

We used $216,906 in our operating activities during the three months ended March 31, 2017, which was due to a net loss of $1,259,580 offset by $335 in depreciation expense, non-cash compensation charges of $1,022,165, a decrease in prepaid expenses of $24,641, a decrease in accounts payable of $360 and a decrease in accrued liabilities of $4,107.

We used $137,536 in our operating activities during the three months ended March 31, 2016, which was due to a net loss of $1,359,157 offset by non-cash compensation charges of $1,200,133, an increase in accounts payable and accrued liabilities of $12,485 and loss on debt conversion of $9,003.

We financed our negative cash flow from operations during the period ended March 31, 2017 through the issuance of common stock of $175,000. We financed our negative cash flow from operations during the period ended March 31, 2016 through the issuance of common stock of $474,987 reduced by payments of $8,689 related to principal payments on debt.

We had investing activities of $2,322 during the three months ended March 31, 2017 related to the purchase of equipment in the same amount and had no such activities during the same period in the prior year.

Availability of Additional Capital

Notwithstanding our success in raising over $175,000 from the private sale of equity securities during the three month ended March 31, 2017 and our expectation that we will be successful in raising up to an additional $2.5 million during 2017, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us.

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

As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2017. Management has identified corrective actions to address the weaknesses and plans to implement them during the second quarter of 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS. Back to Table of Contents

During the three months ended March 31, 2017, the Company received $175,000 through a placement of 350,000 common stock units to PT Stareast Asset Management, an affiliated party, for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 350,000 warrants are exercisable at $1.00 and expire two years from the date of issuance.

During the first quarter of 2017, the Company issued 750,000 fully-vested shares of the Company's common stock and issued 1,200,000 warrants (400,000 "A" warrants with exercise price of $1.00, 400,000 "B" warrants with exercise price of $2.00 and 400,000 "C" warrants with exercise price of $3.00) to consultants for services provided.

The Registrant issued and sold the above restricted securities in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and in reliance upon Regulation S or Regulation D, promulgated by the United States Securities and Exchange Commission under the Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES. Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION. Back to Table of Contents

None.

ITEM 6. EXHIBITS. Back to Table of Contents

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	June 7, 2017
Edwin Witarsa Ng

/s/ Meigisonnata Widjaja	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	June 7, 2017
Meigisonnata Widjaja