Form 10-Q
period 2017-06-30
KinerjaPay Corp.
filed 2017-08-25
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On August 25, 2017, the Registrant had 11,611,013 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

KinerjaPay Corp.
Consolidated Balance Sheets
As of June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash	$364,062	$32,591
Restricted cash	-	16,181
Accounts receivable	26,573	-
Prepaid expenses	21,602	28,966
Total current assets	412,237	77,738

Equipment, net of accumulated depreciation of $1,279 and $289, respectively	10,869	3,845

Total assets	$423,106	$81,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$763	$3,461
Accounts payable - related party	51,943	-
Tax payable	1,606	95
Accrued expenses	-	4,107
Unissued stock subscriptions	-	150,000
Total current liabilities	54,312	157,663

Total liabilities	54,312	157,663

Stockholders' equity:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized;
11,611,036 and 8,627,013 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,160	862
Additional paid-in capital	7,954,507	3,508,529
Accumulated deficit	(7,586,849)	(3,585,626)
Accumulated other comprehensive income (loss)	(24)	155
Total stockholders' equity	368,794	(76,080)
Total liabilities and stockholders' deficit	$423,106	$81,583

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue from services	$148,748	$-	$150,750	$-
Costs related to service revenue	158,306	-	159,088	-
Gross margin	(9,558)	-	(8,338)	-

Expenses:
General and administrative	2,288,683	728,653	3,549,148	2,078,804
Depreciation expense	621	86	956	86
Total general and administrative expenses	2,289,304	728,739	3,550,104	2,078,890

(Loss) from operations	(2,298,862)	(728,739)	(3,558,442)	(2,078,890)

Other income (expense):
Interest expense	14	109	14	106
Loss on debt conversion	442,697	-	442,697	-
Other expense	70	-	70	-
Loss on extinguishment of debt	-	-	-	(9,003)
Total costs and expenses	(2,741,643)	(728,630)	(4,001,223)	(2,087,787)

Net loss before income taxes	(2,741,643)	(728,630)	(4,001,223)	(2,087,787)
Income taxes	-	-	-	-
Net loss	$(2,741,643)	$(728,630)	$(4,001,223)	$(2,087,787)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.20)	$(0.10)	$(0.35)	$(0.30)

Weighted average shares outstanding (basic and diluted)	13,800,068	7,592,630	11,470,096	7,006,372

See notes to unaudited interim consolidated financial statements.

KinerjaPay Corp.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(2,741,643)	$(728,630)	$(4,001,223)	$(2,087,787)
Foreign currency translation adjustments	(179)	226	(179)	226
Total comprehensive loss, net of tax	$(2,741,822)	$(728,404)	$(4,001,402)	$(2,087,561)

See notes to unaudited interim consolidated financial statements.

KinerjaPay Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(4,001,223)	$(2,087,787)
Adjustments required to reconcile net loss to cash used in operating activities:
Shares issued for services	1,884,751	-
Loss on conversion of debt	442,697	-
Depreciation expense	956	86
Loss on extinguishment of debt	-	9,003
Share-based compensation	1,116,828	1,431,133
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(26,573)	-
(Increase) decrease in prepaid expenses	7,364	(59,181)
Increase (decrease) in accounts payable	(149,255)	81,426
Increase (decrease) in accrued liabilities	(4,107)	7,127
Net cash used in operating activities	(728,562)	(618,193)

Cash flows from investing activities:
Purchase of equipment	(7,969)	(1,722)
Cash used in investing activities	(7,969)	(1,722)

Cash flows from financing activities:
Proceeds from issuance of common stock	902,000	654,987
Payments on debt	-	(8,689)
Borrowings on debt - related party	50,000	-
Borrowings on debt	100,000	-
Net cash provided by financing activities	1,052,000	646,298

Foreign currency translation adjustment	(179)	226

Change in cash	315,290	26,609
Cash - Beginning of period	48,772	250,194
Cash - End of period	$364,062	$276,803

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Stock issued to settle debt	$100,000	$15,750
Issuance of shares for restricted cash	$-	$250,013

See notes to unaudited interim consolidated financial statements.

KinerjaPay Corp.
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

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of six months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2017 and December 31, 2016 and the years then ended on a recurring basis:
Fair Value Measurements at June 30, 2017

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2017 and December 31, 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition:

Our principal products and services are: (i) our electronic payment service ("EPS") and (ii) our virtual marketplace both of which are available on our portal under the domain name KinerjaMall.com. Through our Portal and Mobile App we provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. We developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product. Revenue from sales of products in our marketplace (KinerjaMall.com) and remittance services are net commission earned, whereas we book gross revenue from sales of prepaid phone pulse, data plan, prepaid electricity token and utility bills (water and electricity). Revenue from net commission contributed less than 1% of the total revenue generated.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. As of June 30, 2017, the Company had $26,573 in accounts receivable due from customer sales on the Company's Portal which have not yet been collected. The allowance for doubtful trade receivables was $0 as of June 30, 2017 as we believe all of our receivables are fully collectable.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At June 30, 2017 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Issued Accounting Standards

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified in organizations' balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

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

During 2016, the FASB issued several Accounting Standard Updates that focuses on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing. An entity should apply the amendments in this ASU using one of the following two methods:

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

Debt Conversion into Shares of Common Stock

During the six months ended June 30, 2017, the Company agreed to convert $100,000 in debt into 200,000 shares of common stock and 100,000 warrants. The debt was non-convertible, and the borrowings took place on May 7, 2017, but were subsequently fully converted on May 23, 2017. In addition, the Company incurred a loss of $442,697 in connection with debt conversion, which was recorded as additional paid-in capital.

Common Stock and Warrants Issued for Cash

During the six months ended June 30, 2017, the Company received $902,000 through a placement of 1,359,000 common stock units to investors for an offering price of $0.50 and $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 964,000 warrants are exercisable at $2.00 and $1.00 and expire one year from the date of issuance. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $716,857. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.36%; expected volatility between 179% and 181%, and warrant exercise period based upon the stated terms. The warrants were classified within stockholders' equity.

Stock-Based Compensation

During the six months ended June 30, 2017, the Company issued 1,425,000 fully vested shares of the Company common stock and 2,050,000 warrants to consultants as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grants was recognized as an increase additional paid-in capital at the measurement date. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.65 to $2.93) and resulted in current recognition of $1,884,751 in consulting service expense.

The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $1,116,829 and resulted in current recognition in additional consulting services. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.21%; expected volatility between 179% and 185%, and warrant exercise period based upon the stated terms.

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

On February 19, 2016, we issued 1,333,333 shares of our common stock to Mr. Ng, our CEO, sole director and control person. Mr. Ng is the sole officer and directors and control person of PT Kinerja, the other party to this agreement, as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense. The services provided and to be provided under this service agreement are as follows:

(a) The Service Company shall provide the Company and the Subsidiary with the following services during a term of three (3) years from the date first set forth above (the "Services"), for which the Subsidiary shall pay the Service Company:

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

In consideration for the Services to be provided, the Company shall pay or compensate the Service Company as follows: (i) Edwin Witarsa Ng, CEO and Chairman - 3,000,000 shares representing 34.77%; (ii)P.T. Starest Asset Management - 640,000 shares representing 7.42%; and (iii) Desa Sebong Lagoi Kec and Teluk Sebong Bintan Kepulauan Riau, Indonesia, 3,000,000 shares representing 34.77%.

The Company shall issue to the Service Company 1,333,333 restricted shares. The restricted shares shall not be deemed fully-paid and non-assessable until eighteen (18) months from the date first set forth above; and (ii) The Subsidiary, on a quarterly basis, shall pay the Service Company for the services, facilities and personnel provided by the Service Company be at the rate set forth in Appendix A attached hereto; and (iii) The Subsidiary, on a quarterly basis, shall pay the Service Company royalties equal to one (1%) percent of the net revenues generated from the commercial exploitation of the License; and (iv) The Service Company shall be paid a one-time set-up fee of $55,000 within three (3) business days of the execution of this Agreement.

As of June 30, 2017, we had $51,943 in accounts payable due to our CEO consisting of a $50,000 loan and $1,943 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and does not accrue interest. On March 8, 2017, the Company issued 350,000 shares of common stock for $175,000 in cash from PT Star Management, an affiliated party.

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2017 operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Subsequent Events

There were no material subsequent events following the period ended June 30, 2017 and throughout the date of the filing of Form 10-Q.

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

Results of Operations during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, we generated revenue from services of $148,748 and $0, respectively. During the three months ended June 30, 2017, we had costs related to our services revenue of $158,306 resulting in a negative gross margin of $9,558. We incurred no costs related to service revenues during the three months ended June 30, 2016.

During the three months ended June 30, 2017, we had general and administrative expenses of $2,288,683 and depreciation expense of $621 as compared to $728,653 and $86, respectively, during the same period in the prior year . During the three months ended June 30, 2017, we had other costs and expenses related to interest expense of $14, a loss of $442,697 related to debt conversion and $70 in other expenses as compared to interest expenses of $109 during the three months ended June 30, 2016 . Our total costs and expenses were $2,741,643 during the three months ended June 30, 2017 as compared to $728,639 in the same period in the prior year.

We had a net loss of $2,741,643 during the three months ended June 30, 2017 as compared to a net loss $728,630 during the three months ended June 30, 2016.

Results of Operations during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, we generated revenue from services of $150,750 and $0, respectively. During the six months ended June 30, 2017, we had costs related to our services revenue of $159,088 resulting in a negative gross margin of $8,338. We incurred no costs related to service revenues during the six months ended June 30, 2016.

During the six months ended June 30, 2017, we had general and administrative expenses of $3,549,148 and depreciation expense of $956 as compared to $2,078,804 and $86, respectively, during the same period in the prior year . During the six months ended June 30, 2017, we had other costs and expenses related to interest expense of $14, a loss of $442,697 related to debt conversion and $70 in other expenses as compared to interest expenses of $106 and a loss of $9,003 in the extinguishment of debt during the six months ended June 30, 2016. Our total costs and expenses were $4,001,223 during the six months ended June 30, 2017 as compared to $2,087,787 in the same period in the prior year.

We had a net loss of $4,001,223 during the six months ended June 30, 2017 as compared to a net loss $2,087,787 during the six months ended June 30, 2016.

Liquidity and Capital Resources

On June 30, 2017, we had $412,237 in current assets represented by cash of $364,062, accounts receivable of $26,573 and prepaid expenses of $21,602. On December 31, 2016, we had $77,738 in current assets consisting of $32,591 in cash, $16,181 in restricted cash and $28,966 in prepaid expenses.

We had fixed assets of $10,869 as of June 30, 2017 and $3,845 as of December 31, 2016. We had total assets of of $423,106 as of June 30, 2017 and $81,583 as of December 31, 2016. As of June 30, 2017, we had $54,312 in current liabilities comprised of $52,706 in accounts payable and $1,606 in tax payable.

As of December 31, 2016, we had total current liabilities of $157,663 consisting of accounts payable of $3,461, tax payable of $95, accrued expenses of $4,107 and unissued stock subscriptions of $150,000.

We had no long-term liabilities as of June 30, 2017 and December 31, 2016.

We used $728,562 in our operating activities during the six months ended June 30, 2017, which was due to a net loss of $4,001,223 offset by total non-cash compensation charges of $3,001,579, a loss on debt conversion of $442,697, $956 in depreciation expense, an increase in accounts receivable of $26,573, a decrease in prepaid expenses of $7,364, a decrease in accounts payable of $149,255 and a decrease in accrued liabilities of $4,107.

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

We financed our negative cash flow from operations during the six months ended June 30, 2017 through the issuance of common stock of $902,000 and debt borrowings of $150,000. We financed our negative cash flow from operations during the six-month period ended June 30, 2016 through the issuance of common stock of $654,987 reduced by payments of $8,689 related to principal payments on debt.

We had investing activities of $7,969 during the six months ended June 30, 2017 related to the purchase of equipment as compared to $1,722 during the same period in the prior year.

Availability of Additional Capital

Notwithstanding our success in raising over $902,000 from the private sale of equity securities during the six-month period ended June 30, 2017, there can be no assurance that we will continue to be successful in raising additional equity capital to fund our operations. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

During the six-month period ended June 30, 2017, we raised $902,000 in equity capital and $150,000 through borrowings on debt. We may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital and debt that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on online advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from the sale of our portal services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.

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

As of June 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Management's assessment was based on criteria set forth in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective, based upon those criteria, as a result of the identification of the material weaknesses described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS. Back to Table of Contents

During the three-month period ended June 30, 2017, the Company issued the following unregistered securities:

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

Name of Issuee	Date of Transaction	Number of Shares	Consideration/Valued (2)	Bases for Issuance
Ben Ad Goldwater	05/18/2017	50,000	$1.00 per share	Subscription Agreement
Yosef Cohan	05/18/2017	40,000	$1.00 per share	Subscription Agreement
Short Trade Ltd.	04/04/2017	374,000	$2.00 per share	Subscription Agreement
FirstFire Global, Ltd.	04/04/2017	100,000	$2.00 per share	Subscription Agreement
Jeff Smurlick	05/27/2017	50,000	$2.00 per share	Subscription Agreement
Henful Pang	04/04/2017	40,000	$2.00 per share	Subscription Agreement
Evan Shear	04/06/2017	60,000	$1.00 per share	Subscription Agreement
Asher Tward	04/04/2017	25,000	$1.00 per share	Subscription Agreement
David Lithwick	04/07/2017	65,000	$1.00 per share	Subscription Agreement
Mark St. Amour	04/04/2017	50,000	$1.00 per share	Subscription Agreement
Michael Kodsi	04/06/2017	100,000	$1.00 per share	Subscription Agreement
Bronson Picket	04/06/2017	30,000	$1.00 per share	Subscription Agreement
Feinstein Corp.	04/04/2017	25,000	$1.00 per share	Subscription Agreement
Lyons Capital Ltd.	04/05/2017	75,000	$2.93 per share	Services valued at $219,750
Asher Tward	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Evan Shear	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Jeff Smurlick	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Gil Cohan	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt

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

The Company believes that the issuances and sale of the restricted shares were exempt from registration as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	August 25, 2017
Edwin Witarsa Ng

/s/ Meigisonnata Widjaja	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 25, 2017
Meigisonnata Widjaja

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	August 25, 2016
Edwin Witarsa Ng