Form 10-Q/A
period 2017-06-30
KinerjaPay Corp.
filed 2017-10-12
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	October 12, 2017
Edwin Witarsa Ng

/s/ Meigisonnata Widjaja	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 12, 2017
Meigisonnata Widjaja

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	October 12, 2017
Edwin Witarsa Ng