Form 10-Q/A
period 2016-03-31
KinerjaPay Corp.
filed 2017-10-16
CIK 1494162

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

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	October 16, 2017
Edwin Witarsa Ng

/s/ Budi Sidarta Pranata	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 16, 2017
Budi Sidarta Pranata

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edwin Witarsa Ng	Chairman of the Board and CEO	October 16, 2017
Edwin Witarsa Ng