Form 10-Q
period 2017-09-30
KinerjaPay Corp.
filed 2017-12-08
CIK 1494162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File Number: 0-55081

KinerjaPay Corp.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of Incorporation)	(I.R.S. Employer Identification No.)

Jl. Multatuli, No.8A, Medan, Indonesia	20151
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +62-819-6016-168

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

On December 7, 2017 the Registrant had 11,661,036 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

3

KINERJAPAY CORP.

Consolidated Balance Sheets

As of September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$60,488	$32,591
Restricted cash	29,841	16,181
Accounts receivable	22,632	-
Prepaid expenses	11,448	28,966
Total current assets	124,409	77,738

Equipment, net of accumulated depreciation of $2,217 and $289, respectively.	13,636	3,845
Intangible assets	25,000	-
Total assets	$163,045	$81,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$2,782	$3,461
Accounts payable - related party	51,849	-
Tax payable	907	95
Accrued interest	1,830	-
Accrued expenses	3	4,107
Unissued stock subscriptions	-	150,000
Total current liabilities	57,371	157,663

Total liabilities	57,371	157,663

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 11,661,036 shares issued and outstanding at September 30, 2017 and 8,627,013 shares issued and outstanding at December 31, 2016	1,165	862
Additional paid-in capital	8,039,502	3,508,529
Stock payable	178,000	-
Accumulated deficit	(8,113,752)	(3,585,626)
Accumulated other comprehensive loss	759	155
Total stockholders’ equity (deficit)	105,674	(76,080)
Total liabilities and stockholders’ equity	$163,045	$81,583

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue from services - related entity	$1,763,608	$-	$1,914,358	$-
Costs related to service revenue	1,842,985	-	2,002,073	-
Gross margin	(79,377)	-	(87,715)	-

Expenses:
General and administrative	444,732	363,434	3,993,974	2,444,238
Depreciation expense	940	17	1,896	103
Total general and administrative expenses	445,672	363,451	3,995,870	2,444,341

(Loss) from operations	(525,049)	(363,451)	(4,083,585)	(2,444,341)

Other income (expense):
Interest expense	(1,830)	(137)	(1,844)	(31)
Loss on debt conversion	-	-	(442,697)	-
Loss on extinguishment of debt	-	-	-	(9,003)
Total other costs and expenses	(1,830)	(137)	(444,541)	(9,034)

Net loss before income taxes	(526,879)	(363,588)	(4,528,126)	(2,453,375)
Income taxes	-	-	-	-
Net loss	$(526,879)	$(363,588)	$(4,528,126)	$(2,453,375)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.04)	$(0.04)	$(0.39)	$(0.33)

Weighted average shares outstanding (basic and diluted)	12,718,139	8,195,491	11,530,039	7,405,638

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(526,879)	$(363,588)	$(4,528,126)	$(2,453,375)
Foreign currency translation adjustments	(115)	8,430	(139)	8,656
Total comprehensive loss, net of tax	$(526,994)	$(355,158)	$(4,528,265)	$(2,444,719)

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(4,528,126)	$(2,453,375)
Adjustments required to reconcile net loss to cash used in operating activities:
Shares issued for services	2,097,751	1,508,133
Loss on conversion of debt	442,697	-
Depreciation expense	1,896	103
Loss on extinguishment of debt	-	9,003
Share-based compensation	1,116,829	-
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(22,632)	-
(Increase) decrease in other assets	(25,000)	-
(Increase) decrease in prepaid expenses	17,518	(4,616)
Increase (decrease) in accounts payable	(148,019)	31,230
Increase (decrease) in accrued liabilities	(2,274)	7,094
Net cash used in operating activities	(1,049,360)	(902,428)

Cash flows from investing activities:
Purchase of equipment	(11,687)	(2,720)
Cash used in investing activities	(11,687)	(2,720)

Cash flows from financing activities:
Proceeds from issuance of common stock	952,000	804,987
Payments on debt	-	(8,689)
Borrowings on debt - related party	50,000	-
Borrowings on debt	100,000	-
Net cash provided by financing activities	1,102,000	796,298

Foreign currency adjustment	604	8,656

Change in cash	41,557	(100,194)
Cash - Beginning of period	48,772	250,194
Cash - End of period	$90,329	$150,000

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Settlement of restricted cash with common stock	$-	$250,013
Stock issued to settle debt	$100,000	$15,750

See notes to unaudited interim consolidated financial statements.

KINERJAPAY CORP.
(formerly Solarflex Corp.)
Notes to Unaudited Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (“Kinerja” or the “Company”) is a Delaware corporation and commenced operations during the period ended September 30, 2017. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

On December 1, 2015, the Company entered into a license agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with the agreement the company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. KinerjaPay Indonesia a subsidiary was organized under the laws of Indonesia. PT KinerjaPay Indonesia is a wholly-owned subsidiary of the Company, and both PT Kinerja Indonesia and PT KinerjaPay Indonesia are owned and controlled by Mr. Ng, the Company’s CEO and control shareholder, and are deemed to be related entities.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of six months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2017 and December 31, 2016 and the years then ended on a recurring basis:

Fair Value Measurements at September 30, 2017

Quoted Prices in Active
		Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2016

Quoted Prices in Active
		Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2017 and December 31, 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition:

Our principal products and services are: (i) our electronic payment service (“EPS”) and (ii) our virtual marketplace both of which are available on our portal under the domain name KinerjaMall.com. Through our Portal and Mobile App we provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. We developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product. Revenue from sales of products in our marketplace (KinerjaMall.com) and remittance services are net commission earned, whereas we book gross revenue from sales of prepaid phone pulse, data plan, prepaid electricity token and utility bills (water and electricity). Revenue from net commission contributed less than 1% of the total revenue generated.

The Company purchases data, prepaid mobile plans, and more from a list of vendors that specialize in these transactions. We have a risk of loss as we are buying the plans without the right to return them, therefore we are a principal to the transaction and not an agent. Based upon this, gross revenue treatment appears reasonable for these transactions.

Both PT Kinerja and PT KinerjaPay Indonesia, the Company’s subsidiary created under the laws of Indonesia, are owned and controlled by Mr. Ng, and considered related. All revenue is earned by PT Kinerja, and then transferred to us either gross or net depending on the revenue transaction.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. As of September 30, 2017, the Company had $22,632 in accounts receivable due from customer sales on the Company’s Portal which have not yet been collected. The allowance for doubtful trade receivables was $0 as of September 30, 2017 as we believe all of our receivables are less than 30 days old, and are fully collectable.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At September 30, 2017 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Issued Accounting Standards

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified in organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

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

The adoption of these ASU’s did not have a significant impact on the consolidated financial statements.

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

For a public business entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU’s) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

2. Stockholders’ Equity

On January 15, 2016, we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Issuance of Shares of Common Stock as of September 30, 2017:

During the three months ended September 30, 2017, the Company authorized the issuance of 181,818 shares of common stock for cash at $1.10 per share for a total to be earned of $200,000. As of September 30, 2017 none of these shares have been issued and outstanding even though the Company received $50,000 with respect to these shares. As a result, the Company recorded $50,000 in stock payable as of September 30, 2017.

During the three months ended September 30, 2017, the Company authorized the issuance of 80,000 shares of common stock valued at $1.60 per share to Ace Legends Pte Ltd. for services provided. As of September 30, 2017 none of these shares have been issued and outstanding. As a result, the Company recorded $128,000 in stock payable as of September 30, 2017.

Debt Conversion into Shares of Common Stock

During the nine months ended September 30, 2017, the Company agreed to convert $100,000 in debt into 200,000 shares of common stock and 200,000 warrants. The debt was non-convertible, and the borrowings took place on May 7, 2017, but were subsequently fully converted on May 23, 2017. In addition, the Company incurred a loss of $442,697 in connection with the debt conversion, which was recorded as additional paid-in capital.

Common Stock and Warrants Issued for Cash

During the nine months ended September 30, 2017, the Company received $902,000 through a placement of 1,359,000 common stock units to investors for an offering price of $0.50 and $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 1,214,000 warrants are exercisable at $2.00 and $1.00 and expire one year from the date of issuance. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $781,714. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.36%; expected volatility between 179% and 181%, and warrant exercise period based upon the stated terms. The warrants were classified within stockholders’ equity.

Stock-Based Compensation

During the nine months ended September 30, 2017, the Company issued 1,475,000 fully vested shares of the Company common stock and 1,900,000 warrants to consultants as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grants was recognized as an increase additional paid-in capital at the measurement date. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.65 to $2.93).

The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $1,051,973 and resulted in current recognition in additional consulting services. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.21%; expected volatility between 179% and 185%, and warrant exercise period based upon the stated terms.

3. Related Party Transactions not Disclosed Elsewhere

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit certain KinderjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-commerce services for bill transfer and online shopping. Mr. Ng is the control person of PT Kinerja and a controlling shareholder, CEO and Chairman of the Company.

The Company purchases data, prepaid mobile plans, and more from a list of vendors that specialize in these transactions. We have a risk of loss as we are buying the plans without the right to return them, therefore we are a principal to the transaction and not an agent. Based upon this, gross revenue treatment appears reasonable for these transactions.

Both PT Kinerja and PT KinerjaPay Indonesia, the Company’s subsidiary created under the laws of Indonesia, are owned and controlled by Mr. Ng, and considered related. All revenue is earned by PT Kinerja, and then transferred to us either gross or net depending on the revenue transaction.

On February 19, 2016, we issued 1,333,333 shares of our common stock to Mr. Ng, our CEO, sole director and control person. Mr. Ng is the sole officer and directors and control person of PT Kinerja, the other party to this agreement, as payment for services as part of a service agreement resulting from the license agreement. The shares were valued at the closing price as of the date of the agreement ($0.9001) and resulted in full recognition of $1,200,133 in consulting services expense. The services provided and to be provided under this service agreement are as follows:

(a) The Service Company shall provide the Company and the Subsidiary with the following services during a term of three (3) years from the date first set forth above (the “Services”), for which the Subsidiary shall pay the Service Company:

I. General Business Services: which shall include personnel, office facilities and equipment, utilities, and related overhead and operational expenses and shall be provided under the direction and control of a designated project manager; and

II. Technical Services: which shall include, but not be limited to, Web Hosting, Web Maintenance, Web Updates and System Upgrades, from time-to-time, which Technical Services will be fulfilled by a minimum of five (5) experienced computer engineers / programmers, one (1) algorithm specialist and two (2) trained technical engineers who shall maintain the servers provided by the Service Company and support the Subsidiary’s full time operations. In addition, the Service Company, in support of the Technical Services, shall guarantee ninety-nine point nine-nine (99.99%) percent uptime of the Company’s domains and applications, and provide all requisite support for the traffic to the Company’s domains with unlimited bandwidth and scalable uplink whenever the traffic to the domains increases, from time-to-time; and

III. R&D Services: which shall include, but not be limited to, the development of new features, products, or services related to the KinerjaPay IP and KinerjaPay.com. In connection with the R&D Services, the Parties acknowledge that all new KinerjaPay IP that is developed or for which enhancements are created for KinerjaPay IP already in existence at the date of this Agreement (“Additional IP”) shall belong exclusively to the Company and its Subsidiary. The Parties further agree that in each instance, they will, in “good faith,” negotiate and execute separate, supplemental addendums to this Agreement to address the Services to be provided by the Service Company with respect to the Additional IP.

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

As of September 30, 2017, we had $51,849 in accounts payable due to our CEO consisting of a $50,000 loan and $1,849 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and accrues interest at 8% per annum. As of September 30, 2017, $1,830 in accrued interest was due and was expensed during the three months ended September 30, 2017.

4. Other Assets

On July 31, 2017, the Company entered into an 18 month license agreement through January 31, 2019, with Ace Legends Pte Ltd. (the “Service Company”) for an exclusive, world-wide license to acquire and market the games currently owned and developed by the Service Company. In consideration for receiving the license and for becoming the game publisher for all of the Service Company’s games indefinitely, the Company agreed to pay to the Service Company $100,000 in four installments of $25,000 each. In addition, the Company agreed to issue to the Service Company 80,000 restricted shares of common stock, which shall be deemed fully paid.

The Company shall pay to the Service Company royalty fees of 21% of all sales generated under the license agreement, which payments shall paid on a quarterly basis. PT KinerjaPay Indonesia, the subsidiary of the Company, shall also pay a monthly fee of $5,000 to the Service Company during the 18 month term of the license agreement for further business development.

The amortization expense for the period ended September 30, 2017 was immaterial to the Company.

5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2017 operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

6. Subsequent Events

There were no material subsequent events following the period ended September 30, 2017 and throughout the date of the filing of Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Back to Table of Contents

As used in this Form 10-Q, references to the “KinerjaPay,” Company,” “we,” “our” or “us” refer to KinerjaPay Corp. Unless the context otherwise indicates.

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

On December 1, 2015, the Company entered into a license agreement (the “License Agreement”) with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property (the “KinerjaPay IP”) and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce portal.

The Company purchases data, prepaid mobile plans, and more from a list of vendors that specialize in these transactions. We have a risk of loss as we are buying the plans without the right to return them, therefore we are a principal to the transaction and not an agent. Based upon this, gross revenue treatment appears reasonable for these transactions.

Both PT Kinerja and PT KinerjaPay Indonesia, the Company’s subsidiary created under the laws of Indonesia, are owned and controlled by Mr. Ng, and considered related. All revenue is earned by PT Kinerja, and then transferred to us either gross or net depending on the revenue transaction.

In connection with the License Agreement, we agreed to: (i) change the name of the Company from Solarflex Corp to KinerjaPay Corp.; (ii) implement a reverse split of our common stock on a one-for-thirty (1:30) basis; and raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock (post-reverse) and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock (post-reverse) at $1.00. The Unit Offering was made only to “accredited investors” who are not U.S. Persons in reliance upon Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the “Act”). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000.

As of March 10, 2016, the Company’s name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company’s shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

Our principal products and services are (i) our electronic payment service (the “EPS”); and (ii) our virtual marketplace (the “Marketplace”) both of which are available on our portal under the domain name KinerjaPay.com (the “Portal”). Our Android-based mobile app not only serves as an extension of desktop or laptop access to our website, but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the “Mobile App”). We believe that in combining our EPS function (“PAY”) with the ability to buy and sell products via our virtual marketplace (“Buy”) enhanced by a gamification component (“Play”) our customers and merchants increase their loyalty to our services.

Indonesia, the world’s fourth most-populous country, having a population estimated to be 255 million people, is becoming an economic power in the Southeast Asia region. Over 50% of its population is below the age of 30 and we believe that the young Indonesian population is highly adaptive to new technology. The rise of Smartphones and tablets that sell for less than US$100 is rapidly broadening internet access and pushing the Indonesian e-commerce market toward a critical point in terms of scale and profitability, in spite of significant challenges due to poor infrastructure and payment systems. The number of internet users is excepted to double to 125 million by 2018 and Smartphone ownership is to rise from 20 per cent to 52 per cent in the same period, the highest percentage compared to other Southeast Asian countries, according to Redwing, an advisory group.

Notwithstanding our belief that our Portal represents a significant advance as compared to other Indonesian portals, there are a number of potential difficulties that we might face, including the following:

● We may not be able to raise sufficient additional funds to fully implement our business plan and grow our business;

● Competitors may develop alternatives that render our Portal services redundant or unnecessary;

● Our proprietary technology may be shown to have characteristics that may render it insufficient for our business;

● Our Portal may not become widely accepted by consumers and merchants; and

● Strict, new government regulations and inappropriate e-commerce policies, especially in an emerging economy such as Indonesia, may hinder the growth of the e-commerce market.

We may be expected to require up to an additional $2.5 million in capital during the next 12 months to fully implement our business plan and fund our operations.

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

During the three months ended September 30, 2017 and 2016, we generated revenue from services of $1,763,608 and $0, respectively. During the three months ended September 30, 2017, we had costs related to our services revenue of $1,842,985 resulting in a negative gross margin of $79,377. We incurred no costs related to service revenues during the three months ended September 30, 2017.

During the three months ended September 30, 2017, we had general and administrative expenses of $444,732 and depreciation expense of $940 as compared to $363,434 and $17, respectively, during the same period in the prior year . During the three months ended September 30, 2017, we had other costs and expenses related to interest expense of $1,830 as compared to $137 in the same period in the prior year. Our total other costs and expenses were $1,830 during the three months ended September 30, 2017 as compared to $137 in the same period in the prior year.

We had a net loss of $526,879 during the three months ended September 30, 2017 as compared to a net loss $363,588 during the three months ended September 30, 2016.

Results of Operations during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, we generated revenue from services of $1,914,358 and $0, respectively. During the nine months ended September 30, 2017, we had costs related to our services revenue of $2,002,073 resulting in a negative gross margin of $87,715. We incurred no costs related to service revenues during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we had general and administrative expenses of $3,993,974 and depreciation expense of $1,896 as compared to $2,444,238 and $103, respectively, during the same period in the prior year . During the nine months ended September 30, 2017, we had other costs and expenses related to interest expense of $1,844 and a loss of $442,697 related to debt conversion as compared to interest expenses of $31 and a loss of $9,003 due to the extinguishment of debt during the nine months ended September 30, 2016. Our total costs and expenses were $444,541 during the nine months ended September 30, 2017 as compared to $9,034 in the same period in the prior year.

We had a net loss of $4,528,126 during the nine months ended September 30, 2017 as compared to a net loss $2,453,375 during the nine months ended September 30, 2016.

Liquidity and Capital Resources

On September 30, 2017, we had $124,409 in current assets represented by cash of $60,488, restricted cash of $29,841, accounts receivable of $22,632 and prepaid expenses of $11,448. On December 31, 2016, we had $77,738 in current assets consisting of $32,591 in cash, $16,181 in restricted cash and $28,966 in prepaid expenses.

We had fixed assets of $13,636 and intangible assets of $25,000 as of September 30, 2017 and fixed assets of $3,845 as of December 31, 2016. We had total assets of of $163,045 as of September 30, 2017 and $81,583 as of December 31, 2016. As of September 30, 2017, we had $57,371 in current liabilities comprised of $2,782 in accounts payable, $51,849 in accounts payable to a related party, tax payable of $907, accrued interest of $1,830 and accrued expense of $3. As of December 31, 2016, we had total current liabilities of $157,663 consisting of accounts payable of $3,461, tax payable of $95, accrued expenses of $4,107 and unissued stock subscriptions of $150,000.

We had no long-term liabilities as of September 30, 2017 and December 31, 2016.

We used $1,049,360 in our operating activities during the nine months ended September 30, 2017, which was due to a net loss of $4,528,126 offset by total non-cash compensation charges of $3,214,580, a loss on debt conversion of $442,697, $1,896 in depreciation expense, an increase in accounts receivable of $22,632, an increase in other assets of $25,000, a decrease in prepaid expenses of $17,518, a decrease in accounts payable of $148,019 and a decrease in accrued liabilities of $2,274.

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

We financed our negative cash flow from operations during the nine months ended September 30, 2017 through the issuance of common stock of $952,000 and debt borrowings of $150,000. We financed our negative cash flow from operations during the nine-month period ended September 30, 2016 through the issuance of common stock of $804,987 reduced by payments of $8,689 related to principal payments on debt.

We had investing activities of $11,687 during the nine months ended September 30, 2017 related to the purchase of equipment as compared to $2,720 during the same period in the prior year.

Availability of Additional Capital

Notwithstanding our success in raising over $952,000 from the private sale of equity securities during the nine-month period ended September 30, 2017, there can be no assurance that we will continue to be successful in raising additional equity capital to fund our operations. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

During the nine-month period ended September 30, 2017, we raised $952,000 in equity capital and $150,000 through borrowings on debt. We may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital and debt that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on online advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from the sale of our portal services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.

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

As of September 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2017. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2017, the Company authorized the issuance of 181,818 shares of common stock valued at $1.10 per share. As of September 30, 2017 none of these shares have been issued and outstanding even though the Company received $50,000 with respect to these shares. As a result, the Company recorded $50,000 in stock payable as of September 30, 2017.

During the three months ended September 30, 2017, the Company authorized the issuance of 80,000 shares of common stock valued at $1.60 per share to Ace Legends Pte Ltd. for services provided. As of September 30, 2017 none of these shares have been issued and outstanding. As a result, the Company recorded $128,000 in stock payable as of September 30, 2017

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

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

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	December 8, 2017
Edwin Witarsa Ng

/s/ Meigisonnata Widjaja	Chief Financial Officer (Principal Financial and Principal	December 8, 2017
Meigisonnata Widjaja	Accounting Officer)

