Form 10-K
period 2017-12-31
KinerjaPay Corp.
filed 2018-04-20
CIK 1494162

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Check this box to indicate whether the company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the company was required to submit and post such files). Yes [X] No [  ]

On June 30, 2017, the aggregate market value of the 8,611,036 shares of common stock held by non-affiliates of the Registrant was approximately $10,333,243 based on the last trade of the Registrants common stock at $1.20 on June 30, 2017. On April 19, 2018, the Registrant had 13,542,207 shares of common stock outstanding.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “KinerjaPay Corp”, unless the context otherwise indicates.

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

Its business plan was to use the Equipment to: (i) develop a working prototype of its photovoltaic cell for testing and evaluation; (ii) enter into arrangements with third parties for a manufacturing process to produce the photovoltaic elements for sale to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products.

From the date of the Asset Purchase Agreement through mid 2015, the Equipment was not in working order, nor was there any estimated timeline for our ability to use the Equipment to manufacture of photovoltaic cells exploiting our solar panel technology. As a result, it is determined that it was not in the best interests of the Company or its shareholders to continue to devote resources towards efforts to commercially exploit its photovoltaic cell technology through the use of the Equipment or otherwise.

The Company did not generate any revenues from the sale of any solar photovoltaic element, nor did we successfully manufacturer or construct a working prototype.

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the “Rescission Agreement”) pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 333,333 of the 2,000,000 Shares back to the Company; (iii) IEC transferred and assigned the remaining 1,666,667 Shares to Mr. Edwin Witarsa Ng, a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale for the Rescission Agreement was based upon the Registrant’s determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan.

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

In furtherance of its business plan, The Company agreed in the License Agreement to: (i) change the name of the Company to KinerjaPay Corp.; (ii) implement a reverse split of the Company’s shares of common stock on a one-for-thirty (1:30) basis; and (iii) raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50, each Unit, each consisting of 1 share of common stock and 1 class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00. The Unit Offering is only being made to “accredited investors” who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the “Act”). On January 20, 2016, the Company closed the Minimum Offering after it received subscription proceeds in excess of $500,000. To date, the Company has raised $1,105,000 pursuant to the Unit Offering, which is continuing.

On March 10, 2016, the Company’s name changed to KinerjaPay Corp. and its one-for-thirty (1:30) reverse stock split became effective.

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Island (“Black Grace”) and its affiliate, PT. Pay Secure Online Indonesia, organized under the laws of Indonesia. Pursuant to this Agreement, PT/ PaySec granted PT. Kinerja Pay the right to use the PT. PaySec’s payment services (“Payment Services”) under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis.

On September 8, 2016, the Company entered into a second Cooperation and Service Agreement with PT. Indonesia EnamDua, organized under the laws of Indonesia (“PT.IED”), which owns 62hall.co.id, an integrated wholeseller and online shop that sells online a wide range of products and services, an online search engine and extensive customer services. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT, Kinerja Pay’s new e-commerce portal, KinerjaMall.com. In consideration for PT.IED’s services, the parties agreed to allocate the profits, defined as an item’s selling price on KinerjaMall.com minus the cost price of the item sold 90% to the Company and 10% to PT.IED. The Company has not generated revenues as a result of this Corporation and Service Agreement.

At the end of March 2017, we started, in cooperation with third parties, providing monthly billing services to PLN customers which could serve potentially 10 millions accounts nation-wide. During April 2017, we expanded our payment channel by cooperation with large state-companies in Indonesia such as PT Pos Indonesia and PT Pegadaian, as well as leading multi finance companies including Columbia Cash & Credit, Mega Auto Finance and WOM Finance. In addition, beginning of May 2017, we also extended our payment channel to include minimart chains such as Indomaret and Alfamart, as well as PT 24 Jam Online. We believe that by expanding our network of payment channels, we will serve unbanked Indonesian customers and businesses to shop and pay bills quicker, safer, and more conveniently.

At the end of May 2017, David Weild, former Vice Chairman of NASDAQ, joined KinerjaPay’s Advisory Board. In July 2017, the Company also recruited as CEO for its wholly-owns subsidiary PT KinerjaPay Mr. Deddy Oktomeo who will manage the company’s growth of its e-commerce. Along with these managerial changes, the Company launchedseveral new initiatives including the expansion of our e-commerce platform by launching KinerjaGames, and secured the partnership with leading Indonesian charity institution supporting local social welfare, among others Baznas, Rumah Zakat and Dompet Dhuafa.

At the end of July 2017, the Company entered into a Cooperation and Service Agreement with Ace Legends, Pte. Ltd, organized under the laws of Singapore (“ACE”). Pursuant to the agreement, ACE, a game developer, will develop games for the Company. As of December 31, 2017, the gaming system is still in its development stage.

During the third quarter of 2017, the Company continued developing its digital payment and e-commerce platform. In October 2017, we entered into a partnership with a global smartphone-enabled ‘Ride Hailing’ service, Uber Technologies, Inc. These partnerships are expected to generate new users and increase sales transactions on our KinerjaPay platform.

On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock.

Our E-Commerce Portal KinerjaPay.com

Indonesia represents one of the largest opportunities in the e-commerce sector. It is the fourth largest country in the world in term of the population size with GDP just slightly under $1 trillion, yet its citizens are largely underserved by the banking industry and less than 10% have credit cards. The Company believes to have has found a way to bridge this gap, for both consumers and businesses.

The Company’s principal products and services are: (i) electronic payment service (the “EPS”); and (ii) virtual marketplace (the “Marketplace”) both of which are available on its portal under the domain name KinerjaPay.com (the “Portal”). The Android-based mobile app does not only serve as an extension of desktop or laptop access to the website, but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the “Mobile App”). The Company believe that in combining its EPS function (“PAY”) with the ability to buy and sell products via its virtual marketplace (“Buy”) enhanced by a gamification component (“Play”) its customers and merchants are enticed to return more often and increase their loyalty to its services.

From December 1, 2015, the date KinerjaPay Corp acquired the exclusive license, until April 11, 2016, the date that its Indonesian subsidiary was formed and we opened a bank account to conduct its operations in Indonesia, weengaged in capital raising activities to fund our e-commerce business operations, but generated no revenues. While the Company began operating activities in May 2016, it did not have in place the infrastructure to conduct billing and collections. The Company began generating revenues from sales of its Portal services in 2017.

On August 22, 2016, the Registrant’s wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, entered into an addendum (the “Addendum”), effective as of July 1, 2016, between the Registrant and its subsidiary, on the one hand, and PT. Kinerja Indonesia. Pursuant to the Addendum, the Registrant’s subsidiary agreed to utilize certain payment services of PT. Kinerja Indonesia as described below. The reason for entering into the Addendum was due to the fact that the PT. Kinerja Indonesia has already successfully established the requisite infrastructure for billing, collections, payments and related payment services (the “Payment Services”) in the furtherance of its various businesses, including its e-Wallet and Web Portal business that were the subject of the License Agreement between the Registrant and PT Kinerja Indonesia dated December 1, 2015. In lieu of the Company devoting the time, efforts and resources to develop its own Payment Services, which the Registrant recently determined would not only delay its ability to timely commence billing and collections as well as be unnecessarily duplicative of the Payment Service infrastructure in place at PT Kinerja, this would also require incurring costs in hiring and maintaining additional personnel.

Pursuant to the terms of the Addendum, in consideration for the payment of an administrative fee of $200 per month, PT Kinerja Indonesia, our licensor, shall: (i) collect payments from the users of the licensed web portal, Kinerjapay.com, including cash deposits, bank transfers, debit cards payments, credit cards payments, and other forms of payment for transactions related to purchases or payments made for the use of PT. Kinerja licensed web portal; and (ii) distribute the appropriate payments to vendors, less the commissions chargeable for all transactions generated by the users while using the licensed web portal, kinerjappay.com, following receipt of payments made by the vendors, which commissions shall then be paid to our subsidiary, PT. Kinerja Pay Indonesia.

We recognize our revenuespursuant to ASC 605at net revenues since we are an agent and not a principal to the various transactions with other financial institutions and or technology companies through our leased portal. We have eight different revenue streams. Gross revenue from the various steams were as follows: Mobile phone prepaid $2,291,067, Kinerja Store $463, Payment Gateway Services $9, Instant Pay Fees Collection $68,431, Marketplace Merchant Partners $203, Marketplace Merchant Users $11, Remittance $29,180, and Unipin $3,179. Gross cost of goods sold exceeded gross revenues for the year ended December 31, 2017. We recognize revenue when the four criteria of revenue have been met which includes:(1) Persuasive evidence of an arrangement, (2) services and or delivery being rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

Our Electronic Payment Service

Through our Portal and Mobile App, operated by PT Kinerja Indonesia, we will provide EPS to consumers and merchants. Our EPS provides an affordable, secure and reliable method to consumers and merchants, as well as friends and family, to pay and transfer money using electronic devices (e.g., mobile, tablets and personal computers). In addition, consumers, merchants and businesses of all sizes can accept payments from merchant websites and mobile devices. Our EPS service enables consumers to conveniently pay utility bills, phone bills, credit card payments and add credit to their cell phone accounts. The Company developed a proprietary digital e-wallet software, which provides users with the ability to complete EPS transactions safely and conveniently. The e-wallet acts as an escrow account as payments will only be released to the seller once the buyer has received the product.

Based upon published information, we believe that at present, approximately 35% of the Indonesian population has no bank account and these persons represent a significant target market of potential users for our EPS.

Based on data from Alexa.com, a website analytics provider, customers for our Portal spend an average of 30 minutes on our Portal, which we believe is partly due to our unique gamification features. The Company believe this opens potentially significant opportunities for additional monetization and enhanced revenues. The Company plans to expand our Portal functionality to offer advertising packages to our merchants and partners. The Company also intends to engage mobile publishers such as Google and Facebook to use our Portal as a channel for advertising.

The Company provides its customers with the option of using their account at our Portal to both purchase and be paid for goods, as well as transfer and withdraw funds. Our business plan is to provide our customers with the capability of funding a purchase using a bank account, a credit or debit card account. We also plan to offer merchants an end-to-end payments solution that provides authorization and settlement capabilities. Our services provide merchants with the ability to connect with their customers and manage and hopefully minimize their collection risk. For the safety of our customers, we have introduced an application-generated token to confirm outgoing payments for more secure transactions.

Our Virtual Marketplace

We launched our virtual marketplace during 2017 as a free platform for buyers to explore and discover products and sellers to establish a low-cost online presence for their product. We link buyers and sellers of various products from our local Indonesian markets. We organized and designed our Marketplace using our proprietary software to enable sellers to offer their products for sale and buyers to find and buy it virtually at a great value anytime. Our Marketplace includes a “Max 3-Steps” concept to streamline the shopping experience. Users just choose an item, check out and make a payment using an e-wallet function aimed accelerating the check out procedure and making the shopping experience more convenient.

We believe that our Marketplace will provide our customers with a safe and convenient way to purchase whatever they are looking for in their local vicinity or nationwide.

Users may access our Marketplace anytime, anywhere through traditional devices such as desktop and laptop computers or from devices such as Smartphones and tablets using our Mobile App or our mobile-optimized website.

In addition to a typical online marketplace that offers a broad range of products, we try to differentiate ourselves by focusing on computer related products as well as mobile phone prepaid vouchers utilized by approximately 98% of Indonesia mobile users representing a prepaid voucher market size of approximately US$4B, according to research conducted by AdPlus, a leading digital media network in Indonesia.

Our EPS service and Marketplace combine enhanced functionality and gamification, which incorporates game-design elements and game principles in non-game contexts for the purpose of keeping our users more often and longer engaged with our services.

We plan to expand our Marketplace to include more items and more creative ways to attract customers in purchasing and exchanging their goods. More proprietary games will be offered with more attractive bonuses that can later be used to redeem in our Marketplace. We believe that our gamification component will entice consumers to return and increase their loyalty to our Portal and Marketplace.

Our Market Opportunity in Indonesia

Indonesia, the world’s fourth most-populous country, having a population estimated to be 266 million people, is rapidly becoming the major economic power in the Southeast Asia region. Over 50% of its population is below the age of 30 and as a result, we believe that the young Indonesian population is highly adaptive to new technology. Indonesia’s e-commerce growth rate has built-in factors such as fast increase in year-to-year internet users and rapidly growing discretionary spending among the middle class. In addition, the rise of inexpensive Smartphones and tablets is rapidly broadening internet access and pushing the Indonesian e-commerce market toward a critical point in terms of scale and profitability, in spite of significant challenges due to poor infrastructure and payment systems.

We believe that due to the aforementioned factors, among others, Indonesia will experience significant growth in e-commerce transactions. The number of internet users is excepted to surpass 125 million by 2017 and Smartphone ownership is to approximately 40 to 50% in the same period.

The e-commerce market in Indonesia, where our business operates and where our initial marketing efforts will be focused, is reported to be the fastest growing in the Southeast Asian region. According to a joint report released by idEA, Google Indonesia, and Taylor Nelson Sofres (TNS),

We believe that Indonesia provides many opportunities for e-commerce business as compared to other emerging Asian economies. At present, this archipelago nation’s e-market is projected to reach $130 billion by 2020 only surpassed by China and India. With an estimated annual growth rate of 50% in e-commerce and strong mobile-first initiatives, retailers have a unique opportunity in Indonesia to focus on developing truly mobile platforms to help facilitating e-commerce market growth, particularly in the Consumer Packaged Goods (CPGs) sectors.

Indonesia’s current e-commerce market is similar to that of early-stage Chinese e-commerce market, with a large pool of entrepreneurial sellers providing goods to be purchased based strongly on social media recommendations. Similarly, e-commerce in Indonesia also mimics the early-stage US e-commerce market, which was marked by customers who are anxious to trust online payments and retailers. We believe that Indonesia’s e-commerce market is enormous potentials by combining a hybrid of opportunities as found in the US and China’s e-commerce economies, which we believe will propel Indonesia’s e-commerce market onto the global stage.

Sales and Marketing

Our primary marketing focus will be to emphasize our key differentiator which we believe is combining our EPS option PAY with the ability to buy and sell products via our Marketplace BUY enhanced by a gamification component PLAY, which entices consumers to return and increase their loyalty to our Portal and Marketplace.

We expect to commence a nationwide marketing campaign to promote the Kinerjapay.com Portal and Marketplace to Indonesian consumers and merchants during the second quarter of 2017. We intend to use marketing techniques including advertising on Facebook®, YouTube®, Twitter®, AdWords®, AdChoices® and Instagram®. Early January 2017, the holiday campaigns held by KinerjaPay was able to help securing a milestone of reaching 100,000 users.

We developed a referral program called MGM - Member Get Member, which is aimed at incentivizing current members to refer our platform to friends and family. In addition, we used venues such as online business workshops, promotional stands in shopping malls to acquire new merchants.

The Company will focus its sales and marketing efforts in the following areas:

-	KPAY: on payment gateway, electronic wallet and payment with QR Code.
-	KMALL: on e-commerce marketplace especially on B2B and C2C.
-	KGAMES: on game portal promoting local game developer.

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

Sources and availability of required equipment and bandwidth

The Company’s wholly-owned subsidiary, PT Kinerja Pay Indonesia has engaged PT Kinerja Indonesia, our Licensor, to provide all necessary R&D, technical support, servers, procurement/logistic and IT operational services, equipment bandwidth and other technology support.

Dependence on one or a few major customers

Our e-commerce portal is primarily used by individual customers. The Company is 100% dependent on PT Kinerja Indonesia to conduct all collections from individual, and to maintain the licensed portal.

Research and Development

In 2015, through PT Kinerja Indonesia, our Licensor, we began developing a proprietary Beta version utilizing software programmers in Indonesia. Our research and development resulted in our launching of the beta version of our KinerjaPay website, in addition to an android-based mobile version. We continue to improve the functionality of our KinerjaPay website and expect to incur costs related to expanding our servers’ capacity, network infrastructure, data center, and other security products.

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

We mainly compete on the basis of price, product selection and services. In addition, we face the following principal competitive factors:

●	ability to attract, retain and engage buyers and sellers;
●	volume of transactions and price and selection of goods;
●	trust in our electronic payment service;
●	customer service;
●	website, Mobile App and application ease-of-use and accessibility;
●	reliability and security of our technology and system;
●	reliability of payment; and
●	level of service fees.

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

There has been a recent surge in competitors that focus on specific items or industries such as travel, fashion or consumable goods. At present, there are relatively few competitors operating in the market segments we operate, especially in mobile phone prepaid top up vouchers, a segment in which we may be one of the first and hope to be able to maintain our market dominate. We believe our fee structure to be very competitive.

We also face intense competition for our electronic payment solution service from alternative payment gateways and comparable payment solution services that are provided by banks or telecommunication companies. These are typically stand-alone providers and depend on other marketplace platform to generate their payment or transaction service. We believe to differentiate ourselves by offering online transaction services with e-wallet features and our own Marketplace.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do.

Government Regulation

There are currently few laws or regulations in Indonesia that are specifically related to the sale of goods and services on the Internet. We currently are subject to Indonesian regulations in our role as a money transfer agent and are therefore subject to Indonesian electronic fund transfer and money laundering regulations. We received the requisite GeoTrust Certificate in March 2014 in which entire user transactions have been protected by 256-bit encryption. This is understood to provide a safe platform for online transaction. We believe to be in compliance with all existing Indonesian governmental regulations applicable to e-commerce operator that facilitate online transactions between sellers and buyers.

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

Employees

Mr. Edwin Witarsa Ng, CEO and Chairman and Windy Johan, our CFO, constitute our management team, together with Mr. Deddy Oktomeo, CEO of our wholly-owned Indonesian subsidiary. They are not obligated to contribute any specific number of hours per week to our operations and intent to devote only as much time as they deem necessary to the Company’s affairs until such time that we generate significant revenues. We have not entered into employment agreements with Messrs. Ng, Johan or Oktomeo.

PT Kinerja Indonesia, our Licensor and controlled by Mr. Ng, provides all necessary R&D, technical support, procurement/logistic and IT operational services and other technology support needed to operate our Portal. In addition, PT KinerjaPay, our Indonesian subsidiary, is expected to hire more employees, principally dedicated to our sales, marketing and billing and collection activities. The Company believes, based upon the availability of highly-skilled technical and sales people in Indonesia, that its Licensor will encounter no difficulties to hire and retain the personnel required to fulfill these positions.

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

Risks Associated With Our Business

Our Independent Registered Public Accounting Firm expressed substantial doubt as to our ability to continue as a going concern in 2017.

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

During the year ended December 31, 2017, we raised $952,000 from the private sale of equity securities. We expect to raise an additional $4.5 million during 2018. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock. To date, the Company has not filed a rgistration statement with the SEC with respect to the investment agreement.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

On December 1, 2015, we were granted an exclusive, world-wide license by PT Kinerja Indonesia, our licensor, to KinerjaPay IP and its website, KinerjaPay.com, an e-commerce Portal that provides users with the convenience of EPS for bill transfer and our Marketplace. The Portal was first launched by PT Kinerja Indonesia in February 2015 and only has a limited operating history. See the disclosure under “Description of Business” and in the additional disclosure under “Risk Factors” below. As a result of its limited operating history, the Portal may not generate revenues for us or become profitable in the near future, if at all. If we are unable to reach profitability, our stock price would decline and our ability to continue to raise capital, either equity or debt, may be adversely effected. The long-term revenue and income prospects of our business and the market for electronic online payments have not been proven. We will encounter risks and difficulties commonly faced by early-stage companies in new and rapidly evolving markets.

We plan to make significant investments using our recently raised equity capital in our wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, which entity will conduct all of our business activities related to out Portal. Notwithstanding our ability to having raised equity capital to date and our expectation to be able to raise up to an additional $4.5 million during the next twelve months, we may not be able to achieve profitability in the foreseeable future, if at all. Our ability to achieve profitability will depend on, among other things, market acceptance of our Portal and our ability to generate revenues and compete effectively with other e-commerce businesses operating in Indonesia and potentially in the wider Southeast Asian market. We cannot assure you that the relatively new market for our EPS and our Marketplace will remain viable in Indonesia. We expect to make substantial investments during the next 12 months to:

● Drive consumer and merchant awareness to our EPS and Marketplace;

● Persuade consumers and merchants to sign up for and use our EPS product and use our Marketplace;

● Improve our system infrastructure to handle seamless processing of transactions;

● Continue to develop our Portal; and

● Broaden our customer base.

We may fail to implement successfully these objectives. This would adversely impact our ability to generate revenues. There can be no assurance at this time that we will be able to generate significant revenues and operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

● competition;

● need for acceptance of our Portal;

● ability to develop a brand identity;

● ability to anticipate and adapt to a competitive market;

● ability to effectively manage rapidly expanding operations;

● amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

● dependence upon key personnel to market our product and the loss of one of our key managers may adversely affect the marketing of our product.

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

We recognize our revenues pursuant to ASC 605at net revenues since we are an agent and not a principal to the various transactions with other financial institutions and or technology companies through our leased portal. We have eight different revenue streams. Gross revenue from the various steams were as follows: Mobile phone prepaid $2,291,067, Kinerja Store $463, Payment Gateway Services $9, Instant Pay Fees Collection $68,431, Marketplace Merchant Partners $203, Marketplace Merchant Users $11, Remittance $29,180, and Unipin $3,179. Gross cost of goods sold exceeded gross revenues for the year ended December 31, 2017. We recognize revenue when the four criteria of revenue have been met which includes:(1) Persuasive evidence of an arrangement, (2) services and or delivery being rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured.

We expect to continue to incur operating losses until such time as our revenues reach a mature level and we are able to generate sufficient cash flow to meet our operating expenses. There can be no assurance that the market will adopt our Portal. In the event that we are not able to successfully market and significantly increase the number of Portal users, or if we are unable to charge the necessary fees, our financial condition and results of operations will be materially and adversely affected.

Software failures, breakdowns in the operations of the servers and communications systems upon which we must rely or glitches or malfunctions in our Portal technology could hurt our reputation, revenues and profitability.

Our success depends on the efficient and uninterrupted operation of the servers and communications systems owned and operated by PT Kinerja Indonesia, an entity controlled by our controlling shareholder and CEO, Mr. Ng. We have entered into an agreement with PT Kinerja Indonesia to operate all of the servers, as well as provide hosting and maintenance services and the infrastructure systems, upon which we rely. A failure of these systems and services could impede our business by delays in processing of data, delivery of databases and services, client data and day-to-day management of our business. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we undertake and PT Kinerja Indonesia already has in place, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at their computer facilities could result in interruptions in the flow of data to our customers. In addition, any failure by the computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client/customer data operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our services to our customers.

To the extent that glitches or errors cause our Portal to malfunction and our customers’ use of our Portal is interrupted, our reputation could suffer and our potential revenues could decline or be delayed until such glitches or errors are remedied, which will not be within our control. We may also be subject to liability for the glitches and malfunctions. There can be no assurance that, despite the expertise of PT Kinerja Indonesia, glitches and/or errors in our service or new releases or upgrades will not occur, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, potential litigation, or increased service costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

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

We face risks related to the storage of customers’ confidential and proprietary information.

Our Portal, which is maintained by PT Kinerja Indonesia, is designed to maintain the confidentiality and security of our customers’ confidential and proprietary data that are stored on their server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity which may be expected to adversely effect our business and operations. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We rely on PT Kinerja Indonesia, which may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

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

Our growth strategy requires the successful expansions of our e-commerce business. Although management will take every precaution to ensure that our Portal will, with a high degree of likelihood, achieve market acceptance and therefore commercial success, there can be no assurance that this will be the case. The causes for commercial failure can be numerous, including:

● market demand for our EPS and Marketplace proves to be smaller than we expect;

● competitive e-commerce providers, either presently operating in the Indonesian market or who are to join our market may have superior features, more competitive prices and/or fees, better performance and, as a result, greater market acceptance;

● further Portal development turns out to be more costly than anticipated or takes longer;

● our Portal requires significant adjustment to changing market conditions, rendering the Portal uneconomic or extending considerably the likely investment return period;

● additional regulatory requirements are imposed which increase the overall costs of running our Portal;

● Customers may be unwilling to adopt and/or use our Portal.

Card association rules may change or certain practices could negatively affect our business and, if we do not comply with these rules, could result in our inability to accept credit cards. If we are unable to accept credit cards, our competitive position would be critically damaged.

We are not a bank and as a result we are barred from belonging to and directly access the credit card associations or the bank payment network. We must therefore rely on banks and their service providers to process our transactions. We must comply with the operating rules of the credit card associations and bank payment networks as they apply to merchants. The associations’ member banks set these rules, and the associations interpret the rules. Some of those member banks compete with us. Credit card associations could adopt new operating rules or interpretations of existing rules which we may find difficult or even impossible to comply with, in which case we could lose our ability to give customers the option of using credit cards to support their payments. If we were unable to accept credit cards our competitive position would be critically damaged.

We face considerable risks of loss due to fraud and/or disputes between senders and recipients. If we are unable to deal effectively with losses from fraudulent transactions, our losses from fraud would increase, and our business would be materially adversely effected.

We face significant risks of loss due to fraud and disputes between senders and recipients, including:

● unauthorized use of credit cards and bank account information and identity theft;

● merchant fraud and other disputes;

● system security breaches;

● fraud by employees; and

● use of our system for illegal purposes.

When a sender pays a merchant for goods or services through our Portal using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to us and our credit card processor levies additional fees against us, unless we can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder’s card number or from a cardholder’s claim that a merchant failed to perform. If our chargeback rate becomes excessive, credit card associations also can require us to pay fines and could terminate our ability to accept their cards for payments. We cannot assure you that chargebacks will not arise in the future.

We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures’ effectiveness. If these measures do not succeed, our business will be adversely effected.

We may incur chargebacks and other losses from merchant fraud, payment disputes and insufficient funds, and our liability from these items could have a material adverse effect on our business and result in our losing the right to accept credit cards for payment as a result of which our ability to compete could be impaired, and our business would suffer.

We may incur losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant’s description or that the customer did not authorize the purchase. Our liability for such items could have a material adverse effect on our business, and if they become excessive, could result in our losing the right to accept credit cards for payment.

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

Our inability, or the inability of PT Kinerja Indonesia, as the case may be, to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

● expose us to additional liability;

● increase our expenses relating to resolution of these breaches; and

● discourage customers from using our product.

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

Some of our competitors are well known, more established and better capitalized than us and we may be unable to establish market share. As such, they may have at their disposal greater marketing strength and economies of scale and, as they may have additional products and/or services at more competitive price. They may also have more resources to expend to create more innovative payment processing products in competition with ours. Accordingly, we may not be successful in competing effectively for market share.

The market we operate in emerging, intensely competitive and characterized by rapid technological change. We compete with existing electronic payment services and virtual marketplaces, including, among others:

● Tokopedia

● Bukalapak

● Lazada

● Zalora

● OLX

● Blibli

● Payment processors such as Doku and Veritrans

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

We operate in an industry subject to government regulation. We currently are subject to Indonesian regulations in our role as money transfer agent and are therefore subject to Indonesian electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

● banking regulations;

● additional money transmitter regulations and money laundering regulations;

● international banking or financial services regulations or laws governing other regulated industries; or

● U.S. and international regulation of Internet transactions.

If we are found to be in violation of any current or future regulations, we could be:

● exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits;

● forced to change our business practices; or

● forced to cease doing business altogether or with the residents of one or more states or countries.

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

Not being a bank, we cannot belong to and directly access the credit card associations or the bank payment network. As a result, we must rely on banks or their independent service operators to process our transactions. Bank Central Asia (“BCA”) currently processes our bank transactions and our credit card transactions. BCA also provides payment processing services to some of our competitor and offers credit card processing services directly to online merchants. If we could not obtain processing services on acceptable terms, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

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

Customer complaints or negative publicity about our Portal could diminish consumer confidence in our EPS and Marketplace. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We may receive negative media coverage, as well as public criticism regarding customer disputes. Effective customer service requires significant personnel expense, and if not managed properly, could impact our profitability significantly. The number of customer service and sales representatives that PT Kinerja Indonesia employees is expected to increase throughout 2018. Any inability to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

Our ability to manage customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Our success requires customer’s confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain controls or to manage customer funds could diminish customer use of our Portal severely.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

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

We currently anticipate that our available capital resources will not be sufficient to meet our expected working capital and capital expenditure requirements for the year ended December 31, 2018. We anticipate that we may require an additional funding during the remainder of 2018.

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

At present, we are a small reporting company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

The loss of key personnel could adversely affect our business. We may not be able to hire and retain qualified personnel to support our growth.

Our success depends to a significant extent upon Mr. Edwin Ng, our CEO and controlling shareholder, and other key personnel. The loss of the services of such personnel and the inability to hire and retain of such personnel could adversely affect our business and our ability to implement our growth plan. We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find suitable replacements. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace them for a prolonged period of time, we may be unable to carry out our long-term business plan and our future prospect for growth, and our business, may be harmed. Our success is dependent upon our ability to attract, train, manage and retain qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business.

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

We review corporate and product acquisitions as a part of our growth strategy. If we decided to undertake an acquisition, we may not be able to successfully integrate it in order to realize the full benefit of such acquisition. Factors which may affect our ability to grow successfully through acquisitions include:

● inability to identify suitable targets given the relatively narrow scope of our business;

● inability to obtain acquisition or additional working capital financing due to our financial condition;

● difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;

● diversion of management’s attention from current operations;

● the possibility that we may be adversely affected by risk factors facing the acquired companies;

● acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to our existing shareholders;
● potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and

● loss of key employees of the acquired companies.

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

We intend to expand use of our EPS and Marketplace in selected international markets, initially in the Southeast Asian region. If we are unable to execute our expansion into international markets, our business could suffer. Accordingly, we anticipate devoting significant resources and management attention to expanding international opportunities. Expanding internationally subjects us to a number of risks, including:

● greater difficulty in managing foreign operations;

● expenses associated with localizing our products, including offering customers the ability to transact business in major currencies in addition to the Indonesian Rupiah;

● laws and business practices that favor local competitors;

● multiple and changing laws, tax regimes and government regulations;

● foreign currency restrictions and exchange rate fluctuations;

● changes in a specific country’s or region’s political or economic conditions; and

● differing intellectual property laws.

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

Edwin Ng, our Control Shareholder and Chairman controls approximately 20.44% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of April 19, 2018, our control shareholder, executive officer and director has voting control for 3,000,000 shares of our Common Stock representing approximately 20.44% of our outstanding Shares, excluding Shares underlying options and warrants. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

The availability of a large number of authorized but unissued shares of Common Stock may lead to dilution of existing stockholders.

We are authorized to issue 500,000,000 shares of Common Stock, $0.0001 par value per share. As of April 19, 2018, we have approximately 483,176,622 shares of Common Stock available for issuance. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

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

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

● That a broker or dealer approve a person’s account for transactions in penny stocks; and
● The broker or dealer receives a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

● Obtain financial information and investment experience objectives of the person; and

● Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

● Sets forth the basis on which the broker or dealer made the suitability determination; and

● That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to trade our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers. FINRA requirements make it more difficult for broker-dealers to make a market, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our Shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are traded on the OTCQB Market, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

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

The price of our Common Shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.04 to a high of $3.50 during the last three fiscal years. Many factors could have a significant impact on the future price of our common shares, including:

● our inability to raise additional capital to fund our operations;

● our failure to successfully implement our business objectives and strategic growth plans;

●compliance with ongoing regulatory requirements;

● market acceptance of our product;

● changes in government regulations; and

● actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

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

Provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock without further stockholder approval. The board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate and decline.

We expect our quarterly results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

● changes in our costs, including interchange and transaction fees charged by credit card associations, and our transaction losses;

● changes in our pricing policies or those of our competitors;

● relative rates of acquisition of new customers;

● seasonal patterns, including increases during the holiday season;

● delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and

● other changes in operating expenses, personnel and general economic conditions.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB Market under the symbol KPAY, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company’s securities on the OTCQB Market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2015:
First Quarter	$0.15	$0.12
Second Quarter	$0.14	$0.12
Third Quarter	$0.17	$0.12
Fourth Quarter	$0.16	$0.04
Year Ended December 31, 2016:
First Quarter	$0.90	$0.45
Second Quarter	$0.77	$0.50
Third Quarter	$0.90	$0.65
Fourth Quarter	$0.70	$0.70
Year Ending December 31, 2017:
First Quarter	$3.50	$0.40
Second Quarter	$2.72	$1.00
Third Quarter	$2.84	$1.06
Fourth Quarter	$2.83	$0.82
Year Ending December 31, 2018:
First Quarter	$2.40	$0.52
Second Quarter (through April 19, 2018)	$0.99	$0.91

Our stock transfer agent is Transfer Online, Inc., with offices located at 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227 2950, their fax number is (503) 227 6874, and their website is transferonline.com.

Holders

On of April 19, 2018, there were 13,542,207 shares of Common Stock issued and outstanding, which were held by 41 stockholders of record.

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

Sale of Unregistered Securities

During the last three fiscal years, the Registrant issued and/or sold the following restricted securities.

Restricted Securities Issued in 2015:

In November 2015, the Registrant issued restricted shares upon the conversion of convertible notes to the accredited investors set forth below.

Name	Date of Conversion	Conversion Rate	Common Stock Issued
Amir Uziel	11/05/2015	$0.01	2,947,389
Dana Beresovski	11/05/2015	$0.01	4,221,499
LaviKrasney	11/05/2015	$0.01	1,714,210
Common Market Development Ltd. (2)	11/05/2015	$0.01	618,873
GaliaZadenberg	11/05/2015	$0.01	1,206,466
IMWT Holdings Ltd. (5)	11/05/2015	$0.01	1,162,082
Asher Mediouni	11/05/2015	$0.01	1,095,014
Zikri Zusa	11/05/2015	$0.01	1,086,795
Tena Holdings GmbH (6)	11/05/2015	$0.01	308,088

The Registrant issued the original fourteen convertible notes totaling the principal amount of $122,000 and accrued interest of $21,609 between July 2013 and October 2015 for a total of $143,604. The notes were converted at a price of $0.01 per share. Each of the individuals listed in the table represented to the Registrant their status as “accredited investors.”

On the dates set forth in the table below, the Registrant issued and sold restricted securities to the individuals and entities in the table below in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and in reliance upon Regulation S or, in the instance of one individual, Regulation D, promulgated by the United States Securities and Exchange Commission under the Act. The shares of the Registrant’s common stock, par value $0.0001 (the “Shares”) issued pursuant to the Subscription Agreements were pursuant to a Unit Offering, each consisting of one Share and one Class A Warrant exercisable to purchase one additional Share at $1.00 for a period of 24 months.

Name of Issuee	Date of Transaction	Number of Shares	Consideration/Valued	Bases for Issuance
PT Kinerja Indonesia	03/21/2016	1,333,333	(1)	Services
PT Stareast Asset Management	12/29/2015	500,000	$0.50 per unit	Subscription Agreement
PT Stareast Asset Management	01/11/2016	140,000	$0.50 per unit	Subscription Agreement
Firman Eddy Limas	01/11/2016	140,000	$0.50 per unit	Subscription Agreement
Christopher Danil	01/20/2016	20,000	$0.50 per unit	Subscription Agreement
Eric Wibowo	01/19/2016	40,000	$0.50 per unit	Subscription Agreement
Henful Pang	01/19/2016	40,000	$0.50 per unit	Subscription Agreement
HendroTjahjono	12/31/2015	20,000	$0.50 per unit	Subscription Agreement
Jusuf Budianto	01/13/2016	20,000	$0.50 per unit	Subscription Agreement
Lau Kin Harn	01/13/2016	20,000	$0.50 per unit	Subscription Agreement
Stephanus Titus Widjaja	01/19/2016	20,000	$0.50 per unit	Subscription Agreement
Stephen Kurniadi	12/31/2015	20,000	$0.50 per unit	Subscription Agreement
Andy Litansen	01/19/2016	30,000	$0.50 per unit	Subscription Agreement
Djoahan Farida	02/02/2016	150,000	$0.50 per unit	Subscription Agreement
Silvia Silvia	02/02/2016	50,000	$0.50 per unit	Subscription Agreement
Alfred Herman Goenawan	02/26/2016	200,000	$0.50 per unit	Subscription Agreement
Jeffrey Nah Kim Boon	03/21/2016	20,000	$0.50 per unit	Subscription Agreement
Daniel Yohansha	03/01/2016	20,000	$0.50 per unit	Subscription Agreement
Syahid Liga Lie	05/19/2016	200,000	$0.50 per unit	Subscription Agreement
Peter Paschal Korompis	05/05/2016	100,000	$0.50 per unit	Subscription Agreement
Nicholas AugustinusBudiman	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Jusuf Chandra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Iskandar Tanuseputra	05/19/2016	20,000	$0.50 per unit	Subscription Agreement
Shalom Amsalem	06/15/2016	300,000	$0.77 per share	Services valued at $231,000

(1) The 1,333,333 Shares issued to PT Kinerja Indonesia pursuant to a Services Agreement dated February 19, 2016, a copy of which is filed as exhibit 10.7 to the Company’s Form 8-K on March 23, 2016.

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

Restricted Securities Issued in 2017:

During the three months ended March 31, 2017, the Company received $175,000 through a placement of 350,000 common stock units to PT Stareast Asset Management, an affiliated party, for the offering price of $0.50 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 350,000 warrants are exercisable at $1.00 and expire two years from the date of issuance, and were valued to be $125,119 using the Black-Scholes model.

During the three months ended March 31, 2017, the Company issued 750,000 fully-vested shares of the Company’s common stock and issued 1,200,000 warrants (400,000 “A” warrants with exercise price of $1.00, 400,000 “B” warrants with exercise price of $2.00 and 400,000 “C” warrants with exercise price of $3.00) to consultants for services provided. These shares were valued at $675,000 using the closing price on the date of grant, and the warrants were valued at $347,165.

During 2017, the Company issued and sold restricted securities to the individuals and entities as depicted in the table below in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and in reliance upon Regulation S or, in the instance of one individual, Regulation D, promulgated by the United States Securities and Exchange Commission under the Act.

Name of Issuee	Date of Transaction	Number of Shares	Consideration/Valued (2)	Bases for Issuance
Hendro Tjanjono	03/27/2017	100,000	$1.65 per share	Services valued at $165,000
Henful Pang	03/27/2017	200,000	$1.65 per share	Services valued at $330,000
Piter Korompis	03/27/2017	100,000	$1.65 per share	Services valued at $165,000
Ben Ad Goldwater	05/18/2017	50,000	$1.00 per share	Subscription Agreement
Yosef Cohan	05/18/2017	40,000	$1.00 per share	Subscription Agreement
Short Trade Ltd.	04/04/2017	374,000	$2.00 per share	Subscription Agreement
FirstFire Global, Ltd.	04/04/2017	100,000	$2.00 per share	Subscription Agreement
Jeff Smurlick	05/27/2017	50,000	$2.00 per share	Subscription Agreement
Henful Pang	04/04/2017	40,000	$2.00 per share	Subscription Agreement
Evan Shear	04/06/2017	60,000	$1.00 per share	Subscription Agreement
Asher Tward	04/04/2017	25,000	$1.00 per share	Subscription Agreement
David Lithwick	04/07/2017	65,000	$1.00 per share	Subscription Agreement
Mark St. Amour	04/04/2017	50,000	$1.00 per share	Subscription Agreement
Michael Kodsi	04/06/2017	100,000	$1.00 per share	Subscription Agreement
Bronson Picket	04/06/2017	30,000	$1.00 per share	Subscription Agreement
Feinstein Corp.	04/04/2017	25,000	$1.00 per share	Subscription Agreement
Lyons Capital Ltd.	04/05/2017	75,000	$2.93 per share	Services valued at $219,750
Asher Tward	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Evan Shear	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Jeff Smurlick	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
Gil Cohan	05/23/2017	50,000	$1.79 per share	Conversion of $89,500 in debt
JFS Investments, Inc.	11/14/2017	450,000	$1.198 per share	Services valued at $539,100
Lyons Capital LLC	12/13/2017	75,000	$1.24 per share	Services valued at $93,000
Amir Uziel Economic Consultant Ltd.	12/26/2017	250,000	$2.00 per share	Services valued at $500,000
Compliance Services Corp.	12/26/2017	25,000	$2.00 per share	Services valued at $50,000

The Registrant issuance of the above restricted Shares was in reliance upon the exemption from registration pursuant to Section 4(2) and Regulation S promulgated by the SEC under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

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

On March 10, 2016, the Company’s name change to KinerjaPay Corp. and its one-for-thirty reverse stock split became effective. The Company’s shares of common stock are subject to quotation on the OTCQB market under the symbol KPAY.

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into an a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Island (“Black Grace”) and its affiliate, PT. Pay Secure Online Indonesia, organized under the laws of Indonesia. Pursuant to this Agreement, PT/ PaySec granted PT. Kinerja Pay the right to use the PT. PaySec’s payment services (“Payment Services”) under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis.

On September 8, 2016, PT. Kinerja Pay entered into a second Cooperation and Service Agreement with PT. Indonesia EnamDua, organized under the laws of Indonesia (“PT.IED”), which owns 62hall.co.id, an integrated wholeseller that sells online a wide range of products and services, an online search engine and extensive customer services. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT, Kinerja Pay’s new e-commerce portal, KinerjaMall.com. In consideration for PT.IED’s services, the parties agreed to allocate the profits, defined as an item’s selling price on KinerjaMall.com minus the cost price of the item sold, 90% to PT. Kinerja Pay and 10% to PT.IED.

On April 10, 2017, the Company announced that customers are now able to use its platform to make payments to state-run Pegadaian, the largest provider of fiduciary services and credit across Indonesia.

Our principal products and services are (i) our electronic payment service (the “EPS”); and (ii) our virtual marketplace (the “Marketplace”) both of which are available on our portal under the domain name KinerjaPay.com (the “Portal”). Our Android-based mobile app not only serves as an extension of desktop or laptop access to our website but has additional in-app services that cater to mobile users, such as social engagement and digital entertainment (the “Mobile App”). We believe that in combining our EPS function (“PAY”) with the ability to buy and sell products via our virtual marketplace (“Buy”) enhanced by a gamification component (“Play”) our customers and merchants increase their loyalty to our services.

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

During 2017, we raised $952,000from the private sale of equity securities. We expect to raise an additional $4.5 million during 2018. On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock.

Results of Operations during the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016

During the twelve months ended December 31, 2017, we generated revenues of net revenues from a related party of ($106,262) as compared to no revenues in during the twelve months ended December 31, 2016.

During the twelve months ended December 31, 2017, we had a total general and administrative expenses of $5,597,398 comprised of marketing expenses of $148,187, general and administrative expense of $5,446,336 and $2,875 in depreciation expense. During the twelve months ended December 31, 2016, we had total general and administrative expenses of $2,688,144 comprised of $2,687,855 in general and administrative expense and $289 in depreciation expense.

We had a loss from operations during the twelve months ended December 31, 2017 and 2016 of $5,703,660 and $2,688,144, respectively.

During the twelve months ended December 31, 2017 and 2016, we had interest expenses of $44,851 as compared to $648 in the same period in the prior year. During the twelve months ended December 31, 2017 and 2016, we had expenses related to amortization of debt discount of $21,275 and $0, respectively. We expensed losses due to debt extinguishments of $396,007 in 2017 as compared to $9,003 in the same period in the prior year.

Our total costs and expenses during the twelve months ended December 31, 2017 and 2016 were $462,133 and $2,697,795, respectively.

During the twelve months ended December 31, 2017, we had a net loss of $6,165,793 as compared to a net loss of $2,697,795 in 2016.

Liquidity and Capital Resources

On December 31, 2017, we had $248,227 in current assets consisting of $160,629 in cash, $20,900 in accounts receivable from a related party, $2,687 in other receivable, $22,861 in prepaid expenses, and deposits of $41,150.

On December 31, 2016, we had $77,738 in current assets consisting of $32,591 in cash, $16,181 in restricted cash and $28,966 in prepaid expenses.

We had fixed assets of $12,596 as of December 31, 2017 and $3,845 as of December 31, 2016. We had other assets of $266,045 and $0 at December 31, 2017 and 2016, respectively. We had total assets of $526,868 as of December 31, 2017 and $81,583 as of December 31, 2016.

As of December 31, 2017, we had total current liabilities of $641,777 consisting of accounts payable of $2,794, tax payable of $8,092, accrued interest of $44,851, accrued expenses of $53,022, accounts payable to an affiliate of $52,673 and notes payable, net, of $480,345.

As of December 31, 2016, we had total current liabilities of $157,663 consisting of accounts payable of $3,461, tax payable of $95, accrued expenses of $4,107 and unissued stock subscriptions of $150,000. We had no long-term liabilities as of December 31, 2017 and 2016.

We used $1,423,362 in our operating activities during the twelve months ended December 31, 2017, which was due to a net loss of $6,165,793 offset by depreciation and amortization expense of $24,150, a loss on extinguishment of debt of $396,007, non-cash compensation charges of $4,627,475, an increase in accounts receivable of $23,587, an increase in prepaid expenses of $35,045, an increase in other assets of $200,337, a decrease in accounts payable of $89,997 and an increase in accrued liabilities of $43,766.

We used $1,301,701 in our operating activities during the twelve months ended December 31, 2016, which was due to a net loss of $2,697,795 offset by depreciation expense of $289, a loss on extinguishment of debt of $9,003, non-cash compensation charges of $1,508,133, an increase in prepaid expenses of $28,966, a decrease in accounts payable of $96,457 and an increase in accrued liabilities of $4,092.

We financed our negative cash flow from operations during the twelve months ended December 31, 2017 through the issuance of common stock of $952,000 and proceeds from the issuance of debt of $595,000.

We financed our negative cash flow from operations during the twelve months ended December 31, 2016 through the issuance of common stock of $1,105,000 and $7,947 in contributed capital offset by principal debt payments of $8,689.

We had investing activities of $11,626 during the twelve months ended December 31, 2017 related to the purchase of fixed assets. We had investing activities of $4,134 during the twelve months ended December 31, 2016 related to the purchase of fixed assets.

Availability of Additional Capital

During 2017, we raised $1,547,000 from the private sale of equity and debt securities. We expect to raise an additional $4.5 million during the next 12 months to fully implement our business plan and fund our operations. On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock.

There can be no assurance that we will continue to be successful in raising equity capital and/or debt financing and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

During 2017, we raised $1,547,000 from the private sale of equity and debt securities. We expect to raise an additional $4.5 million during the next 12 months to fully implement our business plan and fund our operations.

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

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statementsfor the year 2017 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2017 and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2017 and 2016, and are included elsewhere in this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KinerjaPay Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KinerjaPay Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2013.
Houston, TX
April 19, 2017

KinerjaPay Corp.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$160,629	$48,772
Accounts receivable - related party	20,900	-
Other receivable	2,687	-
Prepaid expenses	22,861	28,966
Deposits	41,150	-
Total current assets	248,227	77,738

Other assets, net of amortization	266,045	-
Equipment, net of accumulated depreciation	12,596	3,845

Total Assets	$526,868	$81,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$2,794	3,461
Tax payable	8,092	95
Accrued interest	44,851	-
Accrued expenses	53,022	4,107
Unissued stock subscriptions	-	150,000
Payable to Affiliate	52,673	-
Notes payable, net of discount, contingently convertible	480,345	-
Total current liabilities	641,777	157,663

Total liabilities	641,777	157,663

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: none issued	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 15,803,021 issued and 12,461,036 outstanding at December 31, 2017 and 8,627,013 shares issued and outstanding at December 31, 2016	1,245	862
Additional paid-in capital	9,457,265	3,508,529
Accumulated deficit	(9,751,419)	(3,585,626)
Stock payable	178,000	-
Accumulated other comprehensive income	-	155
Total stockholders’ (equity) deficit	(114,909)	(76,080)
Total Liabilities and Stockholders’ Equity (Deficit)	$526,868	$81,583

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Operations

For the Years ended December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Net revenue - related party	$(106,262)	$-

Expenses:
Marketing Expense	148,187	-
General and administrative	5,446,336	2,687,855
Depreciation expense	2,875	289
Total general and administrative expenses	5,597,398	2,688,144

(Loss) from operations	(5,703,660)	(2,688,144)

Other income (expense)
Interest expense	(44,851)	(648)
Amortization of debt discount	(21,275)	-
Loss of extinguishment of debt	(396,007)	(9,003)
Total costs and expenses	(462,133)	(2,697,795)

Net loss before for income taxes	(6,165,793)	(2,697,795)
Income taxes	-	-
Net loss	$(6,165,793)	$(2,697,795)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.53)	$(0.35)

Weighted average number of common shares outstanding (basic and diluted)	11,628,462	7,701,722

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Comprehensive Income (Loss)

For the Twelve Months Ended December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Net loss	$(6,165,793)	$(2,697,795)
Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	-	155
Total other comprehensive income, net of tax	-	155
Total comprehensive loss, net of tax	$(6,165,793)	$(2,697,640)

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

			Additional			Accumulated Other	Total
	Common Stock		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Income (loss)	Equity
Balance at December 31, 2015	4,654,680	$465	$863,093	$	$(887,831)	$-	$(24,273)
Shares issued for cash	2,210,000	221	1,104,779	-	-	-	1,105,000
Stock issued to settle accounts payable	30,000	3	24,750	-	-	-	24,753
Shares issued for services	1,733,333	173	1,507,960	-	-	-	1,508,133
Contributed capital	-	-	7,947	-	-	-	7,947
Foreign currency translation adjustments	-	-	-	-	-	155	155
Net loss	-	-	-	-	(2,697,795)	-	(2,697,795)
Balance at December 31, 2016	8,627,013	$862	$3,508,529	$-	$(3,585,626)	$155	$(76,080)
Shares issued for cash	1,359,000	136	901,864	50,000	-	-	952,000
Shares issued for services	2,275,000	228	3,151,623	128,000	-	-	3,279,850
Loss on warrants for debt conversion	-	-	138,007	-	-	-	138,007
Beneficial conversion features	-	-	51,638	-	-	-	51,638
Stock-based compensation	-	-	1,347,624	-	-	-	1,347,624
Debt converted	200,000	20	357,980	-	-	-	358,000
Shares reserved	3,342,008	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(155)	(155)
Net loss	-	-	-	-	(6,165,793)	-	(6,165,793)
Balance at December 31, 2017	15,803,021	$1,245	$9,457,265	$178,000	$(9,751,419)	$-	$(114,909)

The accompanying notes to the consolidated financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and 2016

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(6,165,793)	$(2,697,795)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	24,150	289
Amortization of debt discount	-	-
Loss on extinguishment of debt	396,007	9,003
Stock-based compensation	1,347,624	-
Common stock issued for services	3,279,850	1,508,133
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(23,587)	-
(Increase) decrease in prepaid expenses	(35,045)	(28,966)
(Increase) decrease in other assets	(200,337)	-
Increase (decrease) in accounts payable	(89,997)	(96,457)
Increase (decrease) in accrued liabilities	43,766	4,092
Net cash used in operating activities	(1,423,362)	(1,301,701)

Cash flows from investing activities:
Purchase of equipment	(11,626)	(4,134)
Net cash used in investing activities	(11,626)	(4,134)

Cash flows from financing activities:
Proceeds from issuance of common stock	952,000	1,105,000
Proceeds of debt	595,000	-
Contributed capital	-	7,947
Principal payments made on debt	-	(8,689)
Net cash provided by financing activities	1,547,000	1,104,258

Foreign currency translation adjustments	(155)	155

Net (decrease) increase in cash	112,012	(201,422)
Cash - Beginning of period	48,772	250,194
Cash - End of period	$160,629	$48,772

Supplemental disclosure:
Non-cash transactions
Debt discount attributable to beneficial conversion feature	$51,638	$-
Stock issued to settle debt	$100,000	$15,750
Debt issued for equity commitment	$75,000	$-

The accompanying notes to consolidated financial statements are integral part of these financial statements.

KinerjayPay Corp.
Notes to Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background: The Company was incorporated under the laws of the State of Delaware on February 12, 2010 as Solarflex Corp. The business plan of the Company was to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

On December 1, 2015, the Company entered into a license agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with the agreement the company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. Kinerja Pay Indonesia, a subsidiary, was organized under the laws of Indonesia.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016.

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

Foreign Currency:

Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates or actual action date currency rate. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Stock Based Compensation:

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk-free interest rate.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2017 and December31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2017 and December 31, 2016 and the years then ended on a recurring basis:

Fair Value Measurements at December 31, 2017

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2017 and 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Revenue from Purchased Products:

Pursuant to ASC 605, we recognize our revenue at net since we are an agent and not a principal to the various transactions with other financial institutions and or technology companies through our leased portal. We have eight different revenue streams. Gross revenue from the various steams were as follows: Mobile phone prepaid $2,291,067, Kinerja Store $463, Payment Gateway Services $9, Instant Pay Fees Collection $68,431, Marketplace Merchant Partners $203, Marketplace Merchant Users $11, Remittance $29,180, and Unipin $3,179. Gross cost of goods sold exceeded gross revenues for the year ended December 31, 2017. We recognize revenue when the four criteria of revenue have been met which includes 1) Persuasive evidence of an arrangement, 2) services and or delivery being rendered, 3) the price is fixed or determinable and 4) collectability is reasonably assured.

Other Assets:

Other assets consist of cash payments made to Ace Legends Pte. Ltd. in connection with a partnership in game development for a total of $60,000, as of December 31, 2017. The Company entered into an agreement with Ace Legends Pte Ltd on July 31, 2017, which agreement was amended to commence on December 1, 2017. The agreement is for a period of 18 months and as part of the agreement, the Company agreed to issue 80,000 shares of common stock that were valued at $128,000 the date of the agreement. The shares remain unissued as of December 31, 2017, but are included as an asset of the Company. As of December 31, 2017, $9,292 of amortization expense has been recognized.

On November 3, 2017, the Company issued a commitment fee note payable of $75,000 to Tangiers Global, LLC in connection with an investment agreement as discussed throughout the report. The Company did not receive cash in connection with this commitment fee note. We recorded the commitment fee as an asset that will be netted with funds received once shares of common stock are issued under the investment agreement. As of December 31, 2017, no shares have been issued resulting in the outstanding asset of $75,000.

Accounts Receivable - Related Party:

Accounts receivable consist primarily of trade receivables from a related party. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at December 31, 2017 and 2016, respectively.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At December 31, 2017 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Accounting Pronouncements

Deferred Income Taxes: In November 2015, amended guidance was issued for the balance sheet classification of deferred income taxes. The amended guidance requires the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Early adoption is permitted.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the current leasing guidance and upon adoption, will require lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for the Company for the annual period beginning after December 15, 2018 and can be early adopted by applying a modified retrospective approach for leases existing at, and entered into after, the beginning of the earliest comparable period presented in the financial statements. We are evaluating the impact of the adoption of this standard on our Consolidated Financial Statements.

Business Acquisitions: In January 2017, FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Clarifying the Definition of a Business.” The new guidance clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Consolidated Financial Statements.

On July 13, 2017, the FASB has issued a two-part Accounting Standards Update (ASU), No. 2017-11, I. Accounting for Certain Financial Instruments. With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.

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

2. Prepaid Expenses

Prepaid assets represent advance payments to suppliers and purchase deposits to vendors. The Company paid in advance $22,861 for professional fees, rents and other prepaid expenses. Its annual Indonesian office represents $16,243 of these deposits in 2017 an $6,618 represents other prepaid expenses. Deposits to vendors of $41,150 represent prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc, that the Company sells through it licensed portal. The Company deposits cash, as needed, to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. Once the transaction is executed, it cannot be cancelled or refunded by the Company to the vendors. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations. The Company is independent in setting up the selling price of each product.

	December 31
	2017		2016
Individual components giving rise to prepaid expenses are as follows:	$		$
Professional fees, rent and other prepaid expenses		22,861		28,966
Third party vendor deposits		41,150		-
Total		$64,011		$28,966

3. Stockholders’ Equity

On January 15, 2016 we amended our certificate of incorporation to increase authorized capital to include 10 million shares of $.0001 par value preferred shares. No preferred shares have been issued.

Issuance of Shares of Common Stock for Services during twelve months ended December 31, 2017

During the three months ended December 31, 2017, the Company authorized the issuance of 800,000 shares of Common Stock Lyon Capital LLC, Security Compliance Corp, Amir Uziel Economic Consulting Ltd and JFS Investment Inc. for the services provided by the entities. These shares were valued using the share price on the date of the grant, ranging from $1.19 to $2.00 resulting in an expense of $1,182,100.

Debt Conversion into Shares of Common Stock during the twelve months ended December 31, 2017

During the twelve months ended December 31, 2017, the Company agreed to convert $100,000 in debt into 200,000 shares of common stock and 200,000 warrants. The debt was non-convertible, and the borrowings took place on May 7, 2017, but were subsequently fully converted on May 23, 2017. As a result, the Company incurred a loss of $396,007 in connection with the shares issued, and a loss of $138,007 in connection with the warrants issued, which was recorded as additional paid-in capital.

Shares Underlying Convertible Notes Issued during the twelve months ended December 31, 2017

In connection with the Company’s investment agreement with Tangiers Global as discussed throughout the report, the Company issued a commitment fee note payable of $75,000 to Tangiers. The commitment fee note payable bears an interest rate of 10% and is due on June 17, 2018. The note has conversion price of $1.25, but in case of default, the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC in the principal amount of $330,000. The note, which is due eight months from the date mentioned above, was funded by the investor in the initial sum of $150,000 on November 15, 2017 and $150,000 on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

On December 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of December 31, 2017, the Company recognized a $51,638 BCF, and amortization expenses of $11,983 on the discount.

As of December 31, 2017, the Company reserved 3,342,008 shares underlying the convertible notes as discussed above.

In December 2017, the Company made a cash payment to Ace Legends Pte. Ltd. in connection with a partnership in game development for a total of $60,000. The Company entered into an agreement with Ace Legends Pte Ltd on July 31, 2017, which agreement was amended to commence on December 1, 2017. The agreement is for a period of 18 months and as part of the agreement, the Company agreed to issue 80,000 shares of common stock that were valued at $128,000 the date of the agreement. The shares remain unissued as of December 31, 2017, but are included as an asset of the Company.

Common Stock and Warrants Issued for Cash during the twelve months ended December 31, 2017

During the three months ended September 30, 2017, the Company authorized the issuance of 181,818 shares of common stock for cash at $1.10 per share for a total to be earned of $200,000. As of December 31, 2017, none of these shares have been issued and outstanding even though the Company received $50,000 with respect to these shares. As a result, the Company recorded $50,000 in stock payable as of December 31, 2017.

During the twelve months ended December 31, 2017, the Company received $902,000 through a placement of 1,359,000 common stock units to investors for an offering price of $0.50 and $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 964,000 warrants are exercisable at $2.00 and $1.00 and expire one year from the date of issuance. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $404,767. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.36%; expected volatility between 179% and 181%, and warrant exercise period based upon the stated terms. The warrants were classified within stockholders’ equity.

Stock-Based Compensation during the twelve months ended December 31, 2017

During the twelve months ended December 31, 2017, the Company issued 1,475,000 fully vested shares of the Company common stock and 2,050,000 warrants to consultants as payment for services. As the equity instruments issued are fully vested and non-forfeitable, the fair value of the grants was recognized as an increase additional paid-in capital at the measurement date. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.65 to $2.93).

The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $1,251,821 and resulted in current recognition in additional consulting services. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.21%; expected volatility between 179% and 185%, and warrant exercise period based upon the stated terms.

During the three months ended December 31, 2017, the Company issued 800,000restricted shares of the Company common stock as payment for services.

Debt Conversion into Shares of Common Stock during the twelve months ended December 31, 2016

On February 19, 2016 we issued 30,000 shares of our common stock in settlement of $15,750 in accounts payable. The settlement resulted in a loss of $9,003. The shares were valued at $24,753 at the date of settlement. The loss is reflected as additional paid-in capital.

Stock issued upon completion of Regulation S offering during the twelve months ended December 31, 2016

We received $1,105,000 through a placement of common stock units. Each unit consists of one share of common stock and one warrant to purchase common stock. The units were sold for the offering price of $0.50 per unit and resulted in the issuance of 2,210,000 shares of common stock and 2,210,000 warrants. The warrants are exercisable at $1.00 and expire two years from the date of issuance and had a fair market value of $425,425.

Stock-Based Compensation during the twelve months ended December 31, 2016

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

Contributed Capital in 2016

We received $7,947 in cash from a related party. As the Company was not obligated to issue shares of common stock or other forms of equity, the receipt was determined to be accounted for as contributed capital.

4. Notes Payable

On May 9, 2017, we had a $50,000 note payable outstanding to our CEO and control shareholder. The balance is due on demand and accrues interest at 8% per annum. As of December 31, 2017, $2,586 in accrued interest was due and was expensed during the twelve-months ended December 31, 2017.

During the twelve months ended December 31, 2017, the Company agreed to convert $100,000 in debt into 200,000 shares of common stock and 200,000 warrants. The debt was non-convertible, and the borrowings took place on May 7, 2017, but were subsequently fully converted on May 23, 2017. As a result, the Company incurred a loss of $396,007 in connection with the shares issued, and a loss of $138,007 in connection with the warrants issued, which was recorded as additional paid-in capital.

In connection with the Company’s investment agreement with Tangiers Global as discussed throughout the report, the Company issued a commitment fee note payable of $75,000 to Tangiers. The commitment fee note payable bears an interest rate of 10% and is due on June 17, 2018. The note has conversion price of $1.25, but in case of default, the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC in the principal amount of $330,000. The note, which is due eight months from the date mentioned above, was funded by the investor in the initial sum of $150,000 on November 15, 2017 and $150,000 on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

On November 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

The Tangiers Global fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of December 31, 2017, the Company recognized a $51,638 BCF, and amortization expenses of $11,983 on the discount.

For the year ended December 31, 2017, the Company has recognized $44,851 in interest expense related to the notes as described above.

5. Related Party Transactions

On December 1, 2015, the Company entered into an agreement with PT Kinerja Indonesia, an entity organized under the laws of Indonesia (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit certain KinerjaPay technology and intellectual property. Pursuant to the License Agreement and in consideration for the payment of royalties, the Company has been granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-commerce services for bill transfer and online shopping. Mr. Ng is the control person of PT Kinerja and a controlling shareholder, CEO and Chairman of the Company.

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

The Company issued 1,333,333 restricted shares of common stock in 2016 to PT Kinerja Indonesia and paid a one-time set-up fee of $55,000.

As the Service Company, PT Kinerja collected the revenue from the platform and transfer it to the Company.

As of December 31, 2017, we had $52,673 in accounts payable due to our CEO consisting of a $50,000 loan and $2,673 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and accrues interest at 8% per annum. As of December 31, 2017, $2,586 in accrued interest was due and was expensed during the twelve-months ended December 31, 2017.

All revenue received during 2017 was received from PT Kinerja Indonesia, which has the same control person residing at both companies. Pt Kinerja Indonesia receives payments from the portal that we license and then remits the funds back to us. We paid our sister company $324,131 for costs associated with servicing customers and maintaining the website and license agreement during 2017. As of December 31, 2017, we still owed them $51,759, which is reflected in accrued expenses.

As of December 31, 2017, we were owed an accounts receivable balance of $20,900, and once revenues are positively earned, we owe a 1% royalty fee on net revenues on a quarterly basis.

6. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $2,156,022. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31
	2017		2016
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryover		754,608		354,799
Less valuation allowance		(754,608)		(354,799)
Net deferred		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2014.

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

The Company has no current legal proceeding and did not accrue any loss for contingencies as of December 31, 2017.

8. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2017 operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

9. Subsequent Events

On January 2, 2018, the Company received $100,000 as a result of the exercise by an institutional investor of 100,000 Class C Warrants that had been originally issued as part of a unit purchase transaction in April 2017. The Class C Warrants were exercisable for a period of 12 months to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

On January 3 and January 4, 2018, the Company issued a total of 581,171 restricted shares to third parties in consideration for services valued at $1.82 per share based upon the price of the shares on the date of issuance.

On January 11, 2018, the Company entering into an Advisory Agreement with Blockchain Industries, Inc., a public Nevada corporation and Fintech Financial Consultants, Inc., a Nevada corporation. In connection with the Advisory Agreement, the Registrant agreed to issue 1,000,000 shares valued at $1.05 per share to Blockchain Industries, an “accredited investor,” as that term is defined in Rule 501 under Regulation D promulgated by the SEC under the Act.

On January 16, 2018, the Company issued 20,000 restricted shares to a key employee for services valued at $1.80 based upon the price of the shares on the date of issuance.

On February 9, 2018, the Company issued a total of 200,000 restricted shares to two parties in consideration for services valued at $0.97 per share based upon the price of the shares on the date of issuance.

On Janaury 23 and February 14, 2018, the Company issued a total of 200,000 restricted shares to third parties for services valued at $1.37 per share based upon the price of the shares on the respective dates of issuance.

On March 12, 2018, the Company issued 80,000 restricted shares to a third party for services valued at $1.05 per share based upon the price of the shares on the date of issuance.

On January 9, 2018, the Company entered into a Series A Convertible Preferred Stock Securities Purchase Agreement (the “Agreement”) with an institutional investor for an aggregate purchase price of $500,000 (the “Share Purchase Price”). The total net proceeds to the Registrant for issuance and sale of the Series A Convertible Preferred Stock (the “Preferred Stock”) was $445,000 after payment of due diligence and legal fees related to this transaction.

The Preferred Stock is convertible into 400,000 shares of the Registrant’s Common Stock, at a conversion price of $1.25 per share. In addition, the Registrant issued to the Investor Class N Warrants (the “Warrants”) exercisable to purchase 400,000 shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement.

The issuances of the above-referenced restricted shares were made in reliance upon the exemptions provided in Section 4(2) of the Act and Regulation D and Regulation S promulgated by the SEC under the Act.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on those criteria.

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

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2017:

We recognized the following deficiencies that we believe to be material weaknesses:

- The Company has not fully designed, implemented or assessed internal controls over financial reporting. Due to the Company being a development stage company, management’s assessment and conclusion over internal controls were ineffective this year.

We recognized the following deficiencies that we believe to be significant deficiencies:

- The Company has no formal control process related to the identification and approval of related party transactions.
- No formal written policy for the approval, identification and authorization of related party transactions currently exists.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Edwin Witarsa Ng	36	CEO and Chairman
Windy Johan	41	CFO
Deddy Oktomeo	47	CEO of P.T. Kinerja Pay Indonesia

Edwin Witarsa Ng, 36, was appointed to the Board of Directors, with the position of Chairman, on November 15, 2015. In 2007, Mr. Ng founded PT Kinerja, an Information Technology company organized under the laws of Indonesia with offices located in Medan, Indonesia and operations throughout Indonesia. PT Kinerja operates through the following units, among others: (i) KinerjaHosting, which is engaged in the business of providing data hosting to Companies and/or individuals, as well as website domains and VPS services; (ii) KinerjaNet, which is engaged in the business of Internet Service Provider by providing internet connectivity to corporate offices, households, and internet cafes; and (iii) Kinerja Technology, which is engaged in the business of Application Development, mobile app development, website development, and Software implementation such as ERP and CRM Software. PT Kinerja also partnered with IBM to build the first Tier 2+ Data Center in Medan City (KDC Medan). In February 2015, Mr. Ng started the business of KinerjaPay, an e-commerce payment gateway with marketplace platform. Since 2007, Mr. Ng serves as CEO and president of PT. Stareast Sejahtera Group, a Real Estate Development company with operations in Medan, Pekanbaru, and BintanIsland, Indonesia. Since 2007, the company has built and opened hotels and apartment complexes and conducted extensive development operations in Indonesia. In 2012, Mr. Ng established PT. GrahaPecatu Sejahtera, a Real Estate Development company for which he has served as CEO & President and built a four-star rated Condotel in BALI. Mr. Ng has other business interests engaged in asset management, tire distribution, marketing consultancy and hospitality.

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

Windy Johan, 41, was appointed to serve as its new Chief Financial Officer on December7, 2017. Mr. Johan, has degrees as an Accountant from Gadjah Mada University, Indonesia and an MBA degree from University of Glouchestershire, United Kingdom. He is also a registered Chartered Accountant in IAI, Indonesian Institute of Accountants. From April 2014 through November 2017, Mr. Johan served as aFinance and Accounting Manager of Ancora Group, a corporate group investing in various industries including mining and mining services, hospitality, etc. In 2013, Mr. Johan served as Financial Controller of PT. Loka Wisata Asri, a resort and hotel company owning and operating resorts in Bali, Kota Bunga (Bogor) and Anyer.

Deddy Oktomeo, 47, was appointed as the new Chief Executive Officer of PT. Kinerja Pay Indonesia in July 2017. He has extensive an 17 years of experience as an entrepreneur in Hospitality Industry System Solution and 6 Years experience in Corporate and ERP solution with responsibilities in Product Design and Development, Project Management, Business Development and Company Setup, Operation and Support, Sales and Marketing and Finance for  industry Hospitality Industry (F&B and Hotel), Retail, Distribution and Manufacturing, Tour & Travel and Property and Assets Management.From 2001 – 2004, Mr. Deddy Oktomeo served as Chief Technical Officer at Azec Indonesia Management Services , with duties developed Enterprise Resources Planning System for major shipping, pharmaceutical and telco companies. Starting from 2004 to 2017, Mr. Deddy Oktomeo served as Chief Executive Officer with objectives to bring company as major system solution provider in Hospitality Industry with worldwide products and local owned products as one stop solution. Previously, from 1998 to 2001, Mr. Deddy Oktomeo served as Consultant Director at Baan Bisnis Sistem Indonesia, a Baan Enterprise Resources Planning System Solution that operate worldwide.

Mr. Deddy Oktomeo received his Bachelor Degree in Computer Science from STMIK Nina Nusantara, Jakarta, Indonesia in 1993.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Our executive officer serves at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual or other meeting of the Board of Directors and is qualified.

We do not compensate our directors. We do not have any standing committees at this time.

Our director, officers or affiliates have not, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires that directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that our CEO has filed reports as required under Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors have not filed all reports as required under Section 16(a).

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

Directors’ Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

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

Board’s Role in Risk Oversight. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings. We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

For the three fiscal years ended December 31, 2017, 2016 and 2015, we did not pay any compensation to our current or former executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

All of our current officers have agreed to defer their compensation until such time as we are cash flow positive; therefore, none of our officers have received any compensation as of the date of this Annual Report. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Compensation of Directors

We do not compensate our director.

Outstanding Equity Awards

None of our Directors or executive officers holds stock that has not vested or equity incentive plan awards. PT Kinerja Indonesia, an affiliate and controlled by our CEO, owns 1,333,333 shares, which vestedon August 19, 2017.

Option Grants

There were no individual grants of stock options to purchase our Common Stock made to our executive officers

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2017 and 2016 by the executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Certain Relationships and Related Party Transactions and Director Independence

None.

Indebtedness of Management

As of December 31, 2017, we had $52,673 in accounts payable due to our CEO consisting of a $50,000 loan and $2,673 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and accrues interest at 8% per annum. As of December 31, 2017, $2,586 in accrued interest was due and was expensed during the twelve-months ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock of our Company as of April 19, 2018 that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. As of April 19, 2018, the Company had 13,542,207 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (2)

Edwin Witarsa Ng, CEO and Chairman (1)	3,000,000	20.49%
Jl. Multatuli, No.8A
Medan, 20151, Indonesia

Windy Johan, CFO	0	0.00%
Jl. Multatuli, No.8A
Medan, 20151, Indonesia

Blockchain Industries Inc.	1,000,000	6.83%
53 Calle Palmeras, Suite 802
San Juan, Puerto Rico

Pop Trade Ltd.	920,000	6.28%
11 Scotts Road
Singapore

Total Officers (2 people)	3,000,000	20.49%

(1) Includes 1,333,333 held by PT Kinerja Indonesia. Mr. Ng, an Indonesian resident and citizen, exercises the sole voting and dispositive powers with respect to these shares. The 1,333,333 shares owned by PT Kinerja Indonesia were issued in connection with a services agreement. The shares vested on August 19, 2017. Mr. Ng, our CEO and Chairman, owns directly 1,666,667 shares that are fully-vested.
(2) Applicable percentage ownership is based on 13,542,207 shares of Common Stock outstanding as of April 19, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 19, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions During the Last Two Fiscal Years

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

The services provided and to be provided under this service agreement are as follows:

(a) The Service Company shall provide the Company and the Subsidiary with the following services during a term of three (3) years from the date first set forth above (the “Services”), for which the Subsidiary shall pay the Service Company.

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

As of December 31, 2017, we had $52,673 in accounts payable due to our CEO consisting of a $50,000 loan and $2,673 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and accrues interest at 8% per annum. As of December 31, 2017, $2,586 in accrued interest was due and was expensed during the twelve-months ended December 31, 2017.

No other officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2017 and 2016.

Item 14. Principal Accounting Fees and Services.

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC (“M&K”) as independent public accountant for the fiscal year ended December 31, 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant’s annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees (1)	$15,500	$15,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3)	Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

As of December 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Description

3.1	Certificate of Incorporation of the Company attached to the Registration Statement on Form S1, filed on February 8, 2012.
3.1(i)	Amendment to the Certificate of Incorporation, attached to the Registration Statement on Form S1/A, filed on July 20, 2016.
3.2	Bylaws of the Company, attached to the Registration Statement on Form S1, filed on February 8, 2012.
3.3	Form of Common Stock Certificate of the Company, attached to the Registration Statement on Form S1, filed on February 8, 2012.
10.1	Patent Assignment Agreement, attached to the Registration Statement on Form S1, filed on February 8, 2012.
10.2	Assets Purchase Agreement between the Company and International Executive Consulting SPRL, attached to the Company’s Form 8-K as filed with the SEC on May 20, 2013.
10.3	Asset Purchase Rescission Agreement dated November 10, 2015, attached to the Company’s Form 8-K as filed with the SEC on November 17, 2015.
10.4	Memorandum of Understanding dated November 15, 2015, attached to the Company’s Form 8-K as filed with the SEC on November 17, 2015.
10.5	License Agreement between the Registrant and PT Kinerja dated December 1, 2015, attached to the Company’s Form 8-K as filed with the SEC on December 2, 2015.
10.6	Amendment to License Agreement between the Registrant and PT Kinerja dated December 29, 2015, attached to the Company’s Form 8-K as filed with the SEC on January 4, 2016.
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	April 20, 2018
Edwin Witarsa Ng

/s/ Windy Johan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 20, 2018
Windy Johan

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chairman of the Board	April 20, 2018
Edwin Witarsa Ng

