Form 10-Q
period 2018-03-31
KinerjaPay Corp.
filed 2018-05-25
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number: 0-55081

KinerjaPayCorp.

(Exact name of small business issuer as specified in its charter)

Delaware	42-1771817
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

Jl. Multatuli, No.8A, Medan, Indonesia	20151
(Address of Principal Executive Offices)	(ZIP Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company[X]

On May 24, 2018, the Registrant had 21,251,871 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

KinerjaPay Corp.

Consolidated Balance Sheets

As of March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$310,462	$160,629
Accounts receivable - related party	32,986	20,900
Other receivable	-	2,687
Prepaid expenses	28,429	22,861
Inventory	16,105	-
Deposits	29,458	41 ,150
Total current assets	417,440	248,227

Other assets, net of amortization	128,576	266,045
Equipment, net of accumulated depreciation	14,045	12,596

Total Assets	$560,061	$526 ,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable - trade	$18,580	2,794
Tax payable	2,705	8,092
Accrued expenses	57,600	97,873
Unissued stock subscriptions	-	-
Payable to Affiliate	51,904	52,673
Notes payable, net of discount, contingently convertible	736,000	480,345
Total current liabilities	866,789	641,777

Total liabilities	866,789	641,777

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: 400,000 issued and outstanding as of March 31, 2017 and 0 as of December 31, 2017	40	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 21, 251,871 issued and 14,642,207 outstanding at March 31, 2018 and 15,803,021 issued and 12,461,036 outstanding at December 31, 2017	1,464	1,245
Additional paid-in capital	12,810,422	9,457,265
Accumulated deficit	(13,118,654)	(9,751,419)
Stock payable	-	178,000
Total stockholders’ (equity) deficit	(306,728)	(114,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$560,061	$ 526 ,868

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net revenue - related party	$(11,277)	$1,220

Expenses:
General and administrative	3,305,574	1,260,465
Depreciation expense	1,071	335
Total general and administrative expenses	3,306,645	1,260,800

(Loss) from operations	(3,317,922)	(1,259,580)

Other income (expense)
Interest expense	(9,657)	-
Other Income (expense)	(39,656)	-
Total costs and expenses	(49,313)	(1,259,580)

Net loss before for income taxes	(3,367,235)	(1,259,580)
Income taxes	-	-
Net loss	$(3,367,235)	$(1,259,580)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.23)	$(0.14)

Weighted average number of common shares outstanding (basic and diluted)	14,423,855	9,114,235

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017

Net loss	$(3,367,235)	$(1,359,157)
Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	-	-
Total other comprehensive income, net of tax	-	-
Total comprehensive loss, net of tax	$(3,367,235)	$(1,359,157)

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(3,367,235)	$(1,259,580)
Adjustments required to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	1,071	335
Amortization of expense	81,749	-
Share-based compensation	2,575,416	1,022,165
Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(9,399)	-
(Increase) decrease in inventory	(16,105)	-
(Increase) decrease in other assets	95,375	-
(Increase) decrease in prepaid expenses	6,124	24,641
Increase (decrease) in accounts payable	9,630	(360)
Increase (decrease) in accrued liabilities	(40,273)	(4,107)
Net cash used in operating activities	(663,647)	(216,906)

Cash flows from investing activities:
Purchase of equipment	(2,520)	(2,322)
Net cash used in investing activities	(2,520)	(2,322)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	500,000	175,000
Proceeds of debt	216,000	-
Proceed from exercise of warrants	100,000	-
Net cash provided by financing activities	816,000	175,000

Foreign currency translation adjustments	-	-

Net (decrease) increase in cash	149,833	(44,228)
Cash - beginning of period	160,629	48,772
Cash - end of period	$310,462	$4,544

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Notes to Consolidated Unaudited Interim Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (the “Company”) is a Delaware corporation and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on February 12, 2010. The business plan of the Company was to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same”. On November 10, 2015 this plan was abandoned and all related contracts and agreements rescinded.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

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

Other Assets:

Other assets consist of cash payments made to Ace Legends Pte. Ltd. in connection with a partnership in game development for a total of $100,000 and $60,000, as of March 31, 2018 and December 31, 2017, respectively. The Company entered into an agreement with Ace Legends Pte Ltd on July 31, 2017, but the agreement was amended subsequently to commence on December 1, 2017. The agreement is for a period of 18 months and as part of the agreement, the Company agreed to issue 80,000 shares of common stock that were valued at $128,000 the date of the agreement. The shares were issued on March 7, 2018 reducing other assets and stock payable. As of March 31, 2018 and December 31, 2017, $42,094 and $9,292 of amortization expense has been recognized, respectively.

On November 3, 2017, the Company issued a commitment fee note payable of $75,000 to Tangiers Global, LLC in connection with an investment agreement as discussed throughout the report. The Company did not receive cash in connection with this commitment fee note. We recorded the commitment fee as an asset that will be netted with funds received once shares of common stock are issued under the investment agreement. As of March 31, 2018 and December 31, 2017, no shares have been issued resulting in the outstanding asset of $75,000.

Accounts Receivable - Related Party:

Accounts receivable consist primarily of trade receivables from a related party. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at March 31, 2018 and December 31, 2017, respectively.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on March 31, 2018 and December 31, 2017 and the years then ended on a recurring basis:

Fair Value Measurements at March 31, 2018
		Quoted Prices in	Significant
		Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant
		Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2018 and 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue from Purchased Products:

Pursuant to ASC 605, we recognize our revenue at net since we are an agent and not a principal to the various transactions with other financial institutions and or technology companies through our leased portal. We have eight different revenue streams. Gross revenue from the various steams were as follows: Mobile phone prepaid $891,460, Kinerja Store $1,983, Instant Pay Fees Collection $15,306, Business 2 Business sales $784,371, and Unipin $603. Gross cost of goods sold exceeded gross revenues for the period ended March 31, 2018. We recognize revenue when the four criteria of revenue have been met which includes 1) Persuasive evidence of an arrangement, 2) services and or delivery being rendered, 3) the price is fixed or determinable and 4) collectability is reasonably assured.

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

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first but convention. Inventories consist of raw materials and finished goods. As of March 31, 2018 and December 31, 2017, the Company had inventories of $16,105 and $0, respectively.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At March 31, 2018 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

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

In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The accompanying balance sheet as of March 31, 2018, which was derived from unaudited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Prepaid Expenses

Prepaid assets represent advance payments to suppliers and purchase deposits to vendors. The Company paid in advance $28,429 for professional fees, rents and other prepaid expenses during the three months ended March 31, 2018. Deposits to vendors of $29,458 represent prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc, that the Company sells through it licensed portal. The Company deposits cash, as needed, to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. Once the transaction is executed, it cannot be cancelled or refunded by the Company to the vendors. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations. The Company is independent in setting up the selling price of each product.

	March 31, 2018	December 31, 2017
Individual components giving rise to prepaid expenses are as follows:	$	$
Professional fees, rent and other prepaid expenses	28,429	22,861
Third party vendor deposits	29,458	41,150
Total	$57,887	$64,011

3. Stockholders’ Equity

We are authorized to issue 10,000,000 shares of Common Stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock. On January 2, 2018, the board of directors authorized the issuance of a Series A Convertible Preferred Stock, of which Four Hundred Thousand (400,000) shares are outstanding. Each Preferred Share shall have a par value of $0.0001.

Common Stock Issued for Cash

During the three months ended March 31, 2018, the Company issued 20,000 shares of restricted common stock to an accredited investor for $50,000.

Stock-Based Compensation

During the three months ended March 31, 2018, the Company issued 463,127 shares of restricted common stock in connection with the exercise of warrants for proceeds of $100,000.

During the three months ended March 31, 2018, the Company issued 1,698,044 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $1.10 to $1.80) and resulted in current recognition of $2,703,416 in consulting service expense.

Preferred Stock for Cash

On January 2, 2018, the Company issued 400,000 Series A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. The Series A Convertible Preferred Stock is convertible into 400,000 shares of the Company’s common stock at a conversion price of $1.25 per Share. In addition, the Company issued to the Investor Class N Warrants exercisable to purchase 400,000 Shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $300,772.

4. Notes Payable

On May 9, 2017, we had a $50,000 note payable outstanding to our CEO and control shareholder. The balance is due on demand and accrues interest at 8% per annum.

In connection with the Company’s investment agreement with Tangiers Global as discussed throughout the report, the Company issued a commitment fee note payable of $75,000 to Tangiers. The commitment fee note bears an interest rate of 10% and is due on June 17, 2018. The note has conversion price of $1.25, but in case of maturity default, the conversion price shall be equal to the lower of (i) the conversion price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to which the Holder elects to convert all or part of the note and holder gives notice of conversion to the Company and its transfer agent.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC in the principal amount of $330,000. The note, which is due seven and one half months from the date of funding, was funded by the investor in the initial sum of $150,000 on November 15, 2017 and $150,000 on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.25 per share if converted within seven and one half months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to which the Holder elects to convert all or part of the note and holder gives notice of conversion to the Company and its transfer agent.

On November 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. As of March 31, 2018, $2,268 in accrued interest was due and was expensed during the three months ended March 31, 2018.

The Tangiers Global fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

On January 12, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $153,000. The note is due on September 30, 2018. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share. As of March 31, 2018, $4,527 in accrued interest was due and was expensed during the three months ended March 31, 2018.

On March 7, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $63,000. The note is due on November 30, 2018. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share. As of March 31, 2018, $1,864 in accrued interest was due and was expensed during the three months ended March 31, 2018.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of March 31, 2018, the Company recognized a BCF, and amortization expenses of $39,655 on the discount created during the twelve month-period ended December 31, 2017.

For the three months ended March 31, 2018, the Company has recognized $9,646 in interest expense related to the notes as described above.

5. Related Party Transactions

As of March 31, 2018, we had $51,904 in accounts payable due to our CEO consisting of a $50,000 loan and $1,904 in expenses paid on behalf of the Company by our CEO. The balance is due on demand and accrues interest at 8% per annum. As of March 31, 2018, $3,659 in accrued interest was due and $986 was expensed during the three months ended March 31, 2018.

All revenue received during 2018 was received from PT Kinerja Indonesia, which has the same control person residing at both companies. Pt Kinerja Indonesia receives payments from the portal that we license and then remits the funds back to us. We paid our sister company $51,759 for costs associated with servicing customers and maintaining the website and license agreement during 2018.

As of March 31, 2018, we were owed an accounts receivable balance of $31,986 and once revenues are positively earned, we owe a 1% royalty fee on net revenues on a quarterly basis.

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2018 operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2018, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no other material subsequent events following the period ended March 31, 2018 and throughout the date of the filing of Form 10-Q.

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

During the three months ended March 31 2018, we raised $500,000 from the private sale of equity, $216,000 from the issuance of short-term debt and $100,000 in proceeds from the exercise warrants. We expect to raise an additional $4.5 million during 2018. On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock.

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

During the three months ended March 31, 2018, we generated ($11,277) in net revenues from a related party as compared to $1,220 in net revenues in the same period in the prior year.

During the three months ended March 31, 2018, we had operating expenses related to general and administrative expenses being a public company of $3,305,574 and $1,071 in depreciation expenses. During the three months ended March 31, 2017, we had operating expenses related to general and administrative expenses being a public company of $1,260,465 and $335 in depreciation expenses.

During the three months ended March 31, 2018, we had total costs and expenses of $49,313 consisting of interest expense of $9,657 and other expense of $39,456 as compared to no total costs and expenses during the three months ended March 31, 2017.

During the three months ended March 31, 2018 , we incurred a net loss of $3,367,235 as compared to a net loss of $1,259,580 in the same period in the prior year. The significant increase in net loss during the three month ended March 31, 2018 as compared to the same period in the prior year was mainly due to an increase in professional fees and non-cash compensation expenses.

Liquidity and Capital Resources

On March 31, 2018, we had $417,440 in current assets represented by cash of $310,462, accounts receivable from a related party of $32,986, prepaid expenses of $28,429, inventory valued at $16,105 and deposits of $29,458. On December 31, 2017, we had $248,227 in current assets consisting of $160,629 in cash, $20,900 in accounts receivable from a related party, $2,687 in other receivable, $22,861 in prepaid expenses, and deposits of $41,150.

As of March 31, 2018, we had other assets of $128,576 and property and equipment valued at $14,045. We had other assets of $266,045 at December 31, 2017 and property and equipment valued at $12,596. We had total assets of $ 560,061 as of March 31, 2018 and $526,868 as of December 31, 2017.

As of March 31, 2018, we had $866,789 in current liabilities comprised of $18,580 in accounts payable, $2,705 in tax payable, accrued expenses of $57,600, payables to an affiliate of $51,904 and $736,000 in notes payable. As of December 31, 2017, we had total current liabilities of $641,777 consisting of accounts payable of $2,794, tax payable of $8,092, accrued interest of $44,851, accrued expenses of $53,022, accounts payable to an affiliate of $52,673 and notes payable, net, of $480,345.

We had no long-term liabilities as of March 31, 2018 and December 31, 2017.

We used $663,647 in our operating activities during the three months ended March 31, 2018, which was due to a net loss of $3,367,235 offset by $1,071 in depreciation expense, amortization expense of $81,749, non-cash compensation charges of $2,575,416, an increase in accounts receivable of $9,399, an increase in inventory of $16,105, an increase in prepaid expenses of $6,124, an increase in accounts payable of $9,630 and a decrease in accrued liabilities of $40,273.

We used $216,906 in our operating activities during the three months ended March 31, 2017, which was due to a net loss of $1,259,580 offset by $335 in depreciation expense, non-cash compensation charges of $1,022,165, a decrease in prepaid expenses of $24,641, a decrease in accounts payable of $360 and a decrease in accrued liabilities of $4,107.

We financed our negative cash flow from operations during the period ended March 31, 2018 through the issuance of common stock of $500,000, proceeds from debt issuance of $216,000 and proceeds from the exercise of warrants of $100,000. We financed our negative cash flow from operations during the period ended March 31, 2017 through the issuance of common stock of $175,000.

We had investing activities of $2,520 during the three months ended March 31, 2018 related to the purchase of equipment in the same amount and $2,322 during the same period in the prior year.

Availability of Additional Capital

During the three months ended March 31 2018, we raised $500,000 from the private sale of equity, $216,000 from the issuance of short-term debt and $100,000 in proceeds from the exercise warrants.

Notwithstanding our success in raising over $500,000 from the private sale of equity securities during the three month ended March 31, 2018. We expect to raise an additional $4.5 million during 2018. On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangiers”), of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us.

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

As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2018. Management has identified corrective actions to address the weaknesses and plans to implement them during the third quarter of 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the three months ended March 31, 2018, the Company issued 20,000 shares of restricted common stock to an accredited investor for $50,000. During the three months ended March 31, 2018, the Company issued 463,127 shares of restricted common stock in connection with the exercise of warrants for proceeds of $100,000.

During the three months ended March 31, 2018, the Company issued 1,698,044 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $1.10 to $1.80) and resulted in current recognition of $2,703,416 in consulting service expense.

On January 2, 2018, the Company issued 400,000 Series A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. The Series A Convertible Preferred Stock is convertible into 400,000 shares of the Company’s common stock at a conversion price of $1.25 per Share. In addition, the Company issued to the Investor Class N Warrants exercisable to purchase 400,000 Shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $300,772.

The Registrant issued and sold the above restricted securities in reliance upon the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and in reliance upon Regulation S or Regulation D, promulgated by the United States Securities and Exchange Commission under the Act.

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

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	May 25, 2018
Edwin Witarsa Ng

/s/ Windy Johan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 25, 2018
Windy Johan

