Form 10-Q
period 2018-06-30
KinerjaPay Corp.
filed 2018-08-15
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On August 14, 2018, the Registrant had 17,042,986 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

3

KinerjaPay Corp.

Consolidated Balance Sheets

As of June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$58,399	$160,629
Accounts receivable - related party	61,278	20,900
Other receivable	-	2,687
Prepaid expenses	26,739	22,861
Inventory	15,463	-
Deposits	77,584	41,150
Total current assets	239,463	248,227

Other assets, net of amortization	113,797	266,045
Equipment, net of accumulated depreciation	19,226	12,596

Total Assets	$372,486	$526 ,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – trade	$54,945	2,794
Tax payable	3,290	8,092
Accrued expenses	61,381	97,873
Payable to Affiliate	50,510	52,673
Convertible notes payable, net of discount	789,000	480,345
Total current liabilities	959,126	641,777

Total liabilities	959,126	641,777

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: 400,000 issued and outstanding as of June 30, 2018 and 0 as of December 31, 2017	40	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 34,306,433 issued and 15,480,258 outstanding at June 30, 2018 and 15,803,021 issued and 12,461,036 outstanding at December 31, 2017	1,547	1,245
Additional paid-in capital	13,708,389	9,457,265
Accumulated deficit	(14,330,607)	(9,751,419)
Stock payable	34,000	178,000
Total stockholders’ (equity) deficit	(586,640)	(114,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$372,486	$526 ,868

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net revenue – related party	$12,605	$(9,558)	$1,328	$(8,338)

Expenses:
General and administrative	1,074,289	2,288,683	4,379,863	3,549,148
Depreciation expense	980	621	2,051	956
Total general and administrative expenses	$1,075,267	$2,289,304	$4,381,914	$3,550,104

(Loss) from operations	(1,062,664)	(2,298,862)	(4,380,586)	(3,558,442)

Other income (expense):
Interest expense	(9,166)	(14)	(18,823)	(14)
Loss on debt conversion	(126,016)	(442,697)	(126,016)	(442,697)
Other expense	(14,107)	(70)	(53,763)	(70)
Total costs and expenses	(1,211,953)	(2,741,643)	(4,579,188)	(4,001,223)

Net loss before income taxes	(1,211,953)	(2,741,643)	(4,579,188)	(4,001,223)
Income taxes	-	-		-
Net loss	$(1,211,953)	$(2,741,643)	$(4,579,188)	$(4,001,223)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.08)	$(0.20)	$(0.31)	$(0.35)

Weighted average shares outstanding (basic and diluted)	$15,181,147	$13,800,068	$14,804,593	$11,470,096

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	Ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(1,211,953)	$(2,741,643)	$(4,579,188)	$(4,001,223)
Foreign currency translation adjustments	-	(179)	-	(179)
Total comprehensive loss, net of tax	$(1,211,953)	$(2,741,822)	$(4,579,188)	$(4,001,402)

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six months	Six months
	Ended	ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(4,579,188)	$(4,001,223)
Adjustments required to reconcile net loss to cash used in operating activities:
Shares issued for services	3,298,941	1,884,751
Loss on conversion of debt	126,016	442,697
Amortization expense	97,520	-
Depreciation expense	2,051	956
Share-based compensation	-	1,116,828
Changes in net assets and liabilities:
(Increase) decrease in receivable	(37,691)	(26,573)
(Increase) decrease in prepaid expenses	(40,312)	7,364
(Increase) decrease in inventory	(15,463)	-
(Increase) decrease in other assets	94,383	-
Increase (decrease) in accounts payable	45,186	(149,255)
Increase (decrease) in accrued liabilities	(28,992)	(4,107)
Net cash used in operating activities	(1,037,549)	(728,562)

Cash flows from investing activities:
Purchase of equipment	(8,681)	(7,969)
Cash used in investing activities	(8,681)	(7,969)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	500,000	902,000
Proceeds from warrant exercise	100,000	-
Borrowings on debt - related party	-	50,000
Borrowings on debt	344,000	100,000
Net cash provided by financing activities	944,000	1,052,000

Foreign currency translation adjustment	-	(179)

Change in cash	(102,230)	315,290
Cash - Beginning of period	160,629	48,772
Cash - End of period	$58,399	$364,062

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Stock issued to settle debt	$82,500	$100,000

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Notes to Unaudited Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (the “Company”) is a Delaware corporation, was incorporated under the laws of the State of Delaware on February 12, 2010 as Solarflex Corp. The business plan of Solarflex was to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same.” On November 10, 2015, this plan was abandoned by Solarflex and all related contracts and agreements related to the solar energy business ceased.

On December 1, 2015, the Company entered into a license agreement with P.T. Kinerja Indonesia (“P.T. Kinerja”), an entity organized under the laws of Indonesia and controlled by Mr. Edwin Ng, our chairman, CEO and control stockholder, for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with this agreement, the Company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. Kinerja Pay Indonesia, a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia.

The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2018, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation:

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiary P.T. KinerjaPay, Indonesia. All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

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

Other Assets:

Other assets consist of cash payments made to Ace Legends Pte. Ltd. in connection with a partnership in game development for a total of $100,000 and $60,000, as of June 30, 2018 and December 31, 2017, respectively. The Company entered into an agreement with Ace Legends Pte Ltd on July 31, 2017, but the agreement was amended subsequently to commence on December 1, 2017. The agreement is for a period of 18 months and as part of the agreement, the Company agreed to issue 80,000 shares of common stock that were valued at $128,000 the date of the agreement. The shares were issued on March 7, 2018 reducing other assets and stock payable. As of June 30, 2018 and December 31, 2017, $57,865 and $9,292 of amortization expense has been recognized, respectively.

On November 3, 2017, the Company issued a commitment fee note payable of $75,000 to Tangiers Global, LLC in connection with an investment agreement as discussed throughout the report. The Company did not receive cash in connection with this commitment fee note. We recorded the commitment fee as an asset that will be netted with funds received once shares of common stock are issued under the investment agreement. No shares have been issued under the terms of the investment agreement.

Accounts Receivable - Related Party:

Accounts receivable consist primarily of trade receivables from a related party. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $0 at June 30, 2018 and December 31, 2017, respectively.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on June 30, 2018 and December 31, 2017 and the years then ended on a recurring basis:

Fair Value Measurements at June 30, 2018

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2018 and December 31, 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue from Purchased Products:

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

We recognize our revenue at net since we are an agent and not a principal to the various transactions with other financial institutions and or technology companies through our leased portal. We have five different revenue streams. Gross revenue from the various steams were as follows: Mobile phone prepaid $1,202,789, Kinerja Store $10,754, Instant Pay Fees Collection $27,949, Business2Business sales $1,096,050, and Unipin $579. Gross cost of goods sold did not exceed gross revenues for the period ended June 30, 2018.

Earnings per Common Share:

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 rquires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first but convention. Inventories consist of raw materials in the form of coins and finished goods, such as instant noodles for sale. The gold plated coins were manufactured in connection with the far future plan of coin offerings and supposed to be distributed at the first launch of the coin offering. However, the plan for coin offering is postponed. As of June 30, 2018, and December 31, 2017, the Company had inventories of $15,463 and $0, respectively.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At June 30, 2018 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Issued Accounting Standards

Effective in January 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified in organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Effective in January 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

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

In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The accompanying balance sheet as of June 30, 2018, which was derived from unaudited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Prepaid Expenses and Deposit to Vendors

Prepaid assets represent advance payments to suppliers and purchase deposits to vendors. The Company paid in advance $26,739 and $22,861, respectively, for professional fees, rents and other prepaid expenses during the six-months ended June 30, 2018 and twelve months ended December 31, 2017. Deposits to vendors of $77,584 and $41,150 represent mostly prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc, that the Company sells through it licensed portal. The Company deposits cash, as needed, to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. Once the transaction is executed, it cannot be cancelled or refunded by the Company to the vendors. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations. The Company is independent in setting up the selling price of each product.

	June 30, 2018	December 31, 2017
Individual components giving rise to prepaid expenses are as follows:
Professional fees, rent and other prepaid expenses	$26,739	$22,861
Third party vendor deposits	77,584	41,150
Total	$104,323	$64,011

3. Stockholders’ Equity

We are authorized to issue 500,000,000 shares of Common Stock, $0.0001 par value per share. We are authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock. On January 2, 2018, the board of directors authorized the issuance of a Series A Convertible Preferred Stock, of which Four Hundred Thousand (400,000) shares are outstanding. Each Preferred Share shall have a par value of $0.0001.

Stock-Based Compensation

During the six months ended June 30, 2018, the Company did not issue stock-based compensation.

Shares issued for services

During the six months ended June 30, 2018, the Company issued 2,257,778 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.85 to $1.39) and resulted in current recognition of $3,298,941 in consulting service expense.

Based on agreement with Bear Creek Capital on January 29, 2018, the Company shall issue an additional 25,000 shares 120 days from the agreement, provided the Company is still using the service of the party. Consequently, the Company recorded the new stock payable amounting to $34,000 to the party, as the shares were not issued prior to June 30, 2018.

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

Warrant Exercise

On January 4, 2018, First Fire Global Opportunities Fund LLC opted to exercise the warrant and paid $ 100,000 for obtaining 100,000 shares.

Notes Payable Conversion

On June 25, 2018, Tangiers elected to convert $75,000 in the principal amount of these notes together with accrued interest of $7,500 into 198,317 shares of Common Stock based upon a conversion price of $1.25. The conversion resulted in the loss of conversion for the Company amounting to $126,016 which is included in the additional paid in capital.

4. Notes Payable

On May 9, 2017, we had a $50,000 note payable outstanding to our CEO, and control stockholder. The balance is due on demand and accrues interest at 8% per annum.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC (“Tangiers”) in the principal amount of $330,000. This note, which is due seven and one-half months from the date of funding, was funded by the investor in the initial sum of $150,000 on November 15, 2017 and $150,000 on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.25 per share if converted within seven and one half months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to which the Holder elects to convert all or part of the note and holder gives notice of conversion to the Company and its transfer agent.

In connection with the Company’s investment agreement with Tangiers, as discussed throughout this quarterly report, the Company issued a commitment fee note payable of $75,000 to Tangiers. The commitment fee note bears an interest rate of 10% and was due on June 17, 2018. The note had a conversion price of $1.25, but in case of maturity default, the conversion price was subject to adjustment to a price equal to the lower of: (i) the conversion price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to which the Holder (Tangiers) elects to convert all or part of this $75,000 note upon notice of conversion to the Company and its transfer agent.

On June 25, 2018, Tangiers elected to convert $75,000 in the principal amount of these notes together with accrued interest of $7,500 into 198,317 shares of Common Stock based upon a conversion price of $1.25. The conversion resulted in the loss of conversion for the Company amounting to $126,016 which is included in the additional paid in capital.

The Tangiers fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

On November 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. As of June 30, 2018, $4,562 in interest was expensed during the six months ended June 30, 2018.

On January 12, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $153,000. The note is due on September 30, 2018. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share. As of June 30, 2018, $8,501 in interest was expensed during the six months ended June 30, 2018.

On March 7, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $63,000. The note is due on November 30, 2018. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share. As of June 30, 2018, $2,382 in interest was expensed during the six months ended June 30, 2018.

On May 1, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000. The note is due on February 15, 2019. The note is convertible into shares of Common Stock at a conversion price of $ 1.75 per share. As of June 30, 2018, $1,045 in interest was expensed during the six months ended June 30, 2018.

On June 13, 2018, the Company executed an 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $75,000. The note is due on June 13, 2019. As of June 30, 2018, $349 in interest was expensed during the six months ended June 30, 2018.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of June 30, 2018, the Company recognized a BCF, and amortization expenses of $39,655 on the discount created during the twelve month-period ended December 31, 2017.

For the six months ended June 30, 2018, the Company has recognized $18,823 in interest expense related to the notes as described above.

5. Related Party Transactions

As of June 30, 2018, we had $51,904 in accounts payable due to our CEO consisting of a $50,000 loan and $1,904 in expenses paid on behalf of the Company by our CEO. The loan is due on demand and accrues interest at 8% per annum. As of June 30, 2018, $1,984 in interest was expensed during the six months ended June 30, 2018.

All revenue received during 2018 was received from PT Kinerja Indonesia, which has the same control person residing at both companies. PT Kinerja Indonesia receives payments from the portal that we license and then remits the funds back to us. We paid our sister company $89,364 for costs associated with servicing customers and maintaining the website and license agreement during 2018.

As of June 30, 2018, we were owed an accounts receivable balance of $61,278 and once revenues are positively earned, we owe a 1% royalty fee on net revenues on a quarterly basis.

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2018 operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2018, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

From July 1, 2018 to August 14, 2018, there were new issuance of shares for Lawrence Partners LLC and Crown Bridge Partners LLC amounting to 416,667 shares and 200,000 shares respectively. There were also transfer of reserved shares by Tangiers Global LLC, Power Up Lending Group Ltd and Crossover Capital Fund I, LLC amounting to 362,043 shares, 424,018 shares, and 160,000 shares respectively resulting of the increase in the outstanding shares of the Company to 17,042,986 shares.

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

On December 1, 2015, the Company entered into a license agreement (the “License Agreement”) with P.T. Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng, our chairman, CEO and control stockholder, for an exclusive, world-wide license to use and commercially exploit certain technology and intellectual property (the “KinerjaPay IP”) and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce portal.

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

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Islands (“Black Grace”) and its affiliate, PT. Pay Secure Online Indonesia (“PT. PaySec”), organized under the laws of Indonesia. Pursuant to this Agreement, PT. PaySec granted PT. Kinerja Pay the right to use the PT. PaySec’s payment services (“Payment Services”) under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis.

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

During the six months ended June 30, 2018, we raised $500,000 from the private sale of equity, $344,000 from the issuance of short-term debt, and $100,000 in proceeds from the exercise of warrants. We expect to raise an additional $4.5 million during 2018. On November 3, 2017, the Company signed an investment agreement with Tangiers, of which Tangiers shall invest up to $10,000,000 by purchasing the Company’s Common Stock.

Results of Operations during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, we generated revenue from services of $ 2,338,121 and $150,750, respectively. During the six months ended June 30, 2018, we had costs related to our services revenue of $ 2,336,793 compared to $ 159,088 during the same period of the prior year, resulting in a positive gross margin of $1,328 and negative gross margin of $8,338, respectively.

During the six months ended June 30, 2018 and June 30, 2017, we had general and administrative expenses of $4,379,863 and $3,549,148, respectively, and depreciation expense of $ 2,051 and $ 956, respectively, during the same period in the prior year. During the six months ended June 30, 2018, we had other costs and expenses related to interest expense of $18,823 compared to other costs and expenses related to interest expense of $14 during the six months ended June 30, 2017, a loss of $ 126,016 and $442,697 related to debt conversion; and $53,763 and $70 in other expenses. Our total costs and expenses were $4,579,188 during the six months ended June 30, 2018 and $4,001,223 during the six months ended June 30, 2017.

We had a net loss of $4,579,188 during the six months ended June 30, 2018 compared to a net loss of $4,001,223 during the six months ended June 30, 2017.

Results of Operations during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

During the three months ended June 30, 2018 and 2017, we generated gross revenues from a related party of $644,398 and $148,748, respectively. During the three months ended June 30, 2018 and 2017, we had costs related to our revenues from a related party of $631,793 and $158,306, resulting in a positive gross margin of $12,605 and negative gross margin of $9,558, respectively.

During the three months ended June 30, 2018, we had general and administrative expenses of $1,074,289 and depreciation expense of $980, as compared to $2,288,683 and $621, respectively, during the same period in the prior year. During the three months ended June 30, 2018, we had other cost and expenses related to interest expenses of $9,166 as compared to $14 during the same period in the prior year. During the three months ended June 30, 2018 and 2017, we had a loss of $126,016 and $442,697 related to debt conversion. During the three months ended June 30, 2018 and the three months ended June 30, 2017, we had other expenses of $14,017 and $70. Our total costs and expenses were $1,211,953 during the three months ended June 30, 2018 as compared to $2,741,643 in the same period in the prior year.

We had a net loss of $1,211,953 during the three months ended June 30, 2018, as compared to a net loss $2,741,643 during the three months ended June 30, 2017.

Liquidity and Capital Resources

On June 30, 2018, we had $239,463 in current assets represented by cash of $ 58,399, accounts receivable of $61,278, prepaid expenses and deposits of $104,323 and inventory of $15,463. On December 31, 2017, we had $248,227 in current assets consisting of $160,629 in cash, accounts receivable of $23,587, prepaid expenses and deposits of $64,011 and inventory of $0.

We had fixed assets of $19,226 as of June 30, 2018 and $12,596 as of December 31, 2017. We had total assets of $372,486 as of June 30, 2018 and $526,868 as of December 31, 2017. As of June 30, 2018, we had $959,126 in current liabilities comprised of $54,945 in accounts payable, $61,381 in accrued expense, $3,290 in tax payable, $50,510 in payable to affiliate and $789,000 in notes payable.

As of December 31, 2017, we had total current liabilities of $641,777 consisting of accounts payable of $2,794, accrued expense of $97,873, tax payable of $8,092, payable to affiliate of $52,673 and notes payable of $480,345, net of discount.

We had no long-term liabilities as of June 30, 2018 and December 31, 2017.

We used $1,037,549 in our operating activities during the six months ended June 30, 2018, which was due to a net loss of $4,579,188 offset by total non-cash compensation charges of $3,298,941, $2,051 in depreciation expense, an increase in receivable of $37,691, an increase in prepaid expenses of $40,312, an increase in inventory of $15,463 and a decrease in other assets of $94,383, an increase in accounts payable of $45,186, and a decrease in accrued liabilities of $28,992.

We used $728,562 in our operating activities during the six months ended June 30, 2017, which was due to a net loss of $4,001,223 offset by total non-cash compensation charges of $1,884,751, loss on conversion of debt amounting to $442,697, depreciation expense of $956, share based compensation of $ 1,116,828, an increase in receivable of $ 26,573, a decrease in prepaid expense of $7,364, a decrease in accounts payable of $149,255 and a decrease in accrued liabilities of $ 4,107.

We financed our negative cash flow from operations during the six months ended June 30, 2018 through the issuance of preferred stock of $500,000, debt borrowings of $344,000, and exercise of warrants of $100,000. We financed our negative cash flow from operations during the six-month period ended June 30, 2017 through the issuance of common stock of $902,000 and debt borrowings of $150,000.

We had investing activities of $ 8,681 during the six months ended June 30, 2018 related to purchase of equipment compared to $7,969 during the six months ended June 30, 2017 related to the purchase of equipment.

Availability of Additional Capital

During the six months ended June 30, 2018, we raised $500,000 from the private sale of equity, $344,000 from the issuance of short-term debt and $100,000 in proceeds from the exercise of warrants.

Notwithstanding our success in raising over $500,000 from the private sale of equity securities during the six months ended June 30, 2018 and our expectation that we will be able to raise an additional $4.5 million during 2018, there can be no assurance that we will be able to raise such amount at terms and conditions acceptable to the Company, if at all.

On November 3, 2017, the Company signed an investment agreement with Tangiers Global, LLC (“Tangeirs”) pursuant to which Tangiers agreed invest up to $10,000,000 by purchasing the Company’s Common Stock, subject to an effective registration statement. On May 8, 2018, we filed a registration statement on Form S-1 for the purpose of registering the shares issuable to Tangiers under the investment agreement. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us.

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

As of June 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2018. Management has identified corrective actions to address the weaknesses and plans to implement them during the third quarter of 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the six months ended June 30, 2018, the Company issued 2,257,778 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.85 to $1.39) and resulted in current recognition of $3,298,941 in consulting service expense.

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

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	August 14, 2018
Edwin Witarsa Ng

/s/ Windy Johan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 14, 2018
Windy Johan

