Form 10-Q
period 2018-09-30
KinerjaPay Corp.
filed 2018-12-03
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

On November 30, 2018, the Registrant had 18,452,530 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

3

KinerjaPay Corp.

Consolidated Balance Sheets

As of September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$66,742	$160,629
Accounts receivable	23,115	20,900
Other receivable	19,231	2,687
Prepaid expenses	44,066	22,861
Inventory	24,311	-
Deposits	45,636	41,150
Total current assets	223,101	248,227

Other assets, net of amortization	117,070	266,045
Property and equipment, net of accumulated depreciation	640,097	12,596

Total Assets	$980,268	$526,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – trade	$60,646	$2,794
Accounts payable, related party	4,311	-
Tax payable	8,031	8,092
Accrued expenses	47,349	97,873
Notes payable, related party	1,369,340	52,673
Notes payable	572,134	-
Convertible notes payable, net of discount	571,868	480,345
Total current liabilities	2,633,679	641,777

Total liabilities	2,633,679	641,777

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized: 200,000 issued and outstanding as of September 30, 2018 and 0 as of December 31, 2017	20	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 67,992,126 issued and 18,415,030 outstanding at September 30, 2018 and 15,803,021 issued and 12,461,036 outstanding at December 31, 2017	1,830	1,245
Additional paid-in capital	15,979,780	9,457,265
Accumulated deficit	(17,615,708)	(9,751,419)
Stock payable	34,000	178,000
Other comprehensive income	(53,333)	-
Total stockholders’ (equity) deficit	(1,653,411)	(114,909)
Total Liabilities and Stockholders’ Equity (Deficit)	$980,268	$526,868

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$531,830	$1,763,608	$3,032,602	$1,914,358
Cost of Revenue	350,317	1,842,985	2,849,761	2,002,073
Gross Profit	181,513	(79,377)	182,841	(87,715)

Expenses:
General and administrative	2,146,157	444,732	6,526,020	3,993,974
Depreciation expense	68,957	940	71,008	1,896
Total general and administrative expenses	$2,215,114	$445,672	$6,597,028	$3,995,870

(Loss) from operations	(2,033,601)	(525,049)	(6,414,187)	(4,083,585)

Other income (expense):
Interest expense	(59,332)	(1,830)	(78,155)	(1,844)
Loss on debt conversion	(1,270,417)	-	(1,396,433)	(442,697)
Other expense	78,249	-	24,486	-
Total costs and expenses	(1,251,500)	(1,830)	(1,450,102)	(444,541)

Net loss before income taxes	(3,285,101)	(526,879)	(7,864,289)	(4,528,126)
Income taxes	-	-	-	-
Net loss	$(3,285,101)	$(526,879)	$(7,864,289)	$(4,528,126)

Basic and diluted per share amounts:
Basic and diluted net loss	$(0.15)	$(0.04)	$(0.46)	$(0.39)

Weighted average shares outstanding (basic and diluted)	21,668,717	12,718,139	17,114,145	11,530,039

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	Ended	ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(3,285,101)	$(526,879)	$(7,864,289)	$(4,528,126)
Foreign currency translation adjustments	-	(115)	-	(139)
Total comprehensive loss, net of tax	$(3,285,101)	$(526,994)	$(7,864,289)	$(4,528,265)

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine months	Nine months
	Ended	ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(7,864,289)	$(4,528,126)
Adjustments required to reconcile net loss to cash used in operating activities:
Shares issued for services	3,336,440	2,097,751
Loss on preferred stock conversion	246,745	-
Loss on conversion of debt	1,396,433	442,697
Amortization expense	169,395	-
Depreciation expense	71,009	1,896
Share-based compensation	-	1,116,829
Changes in net assets and liabilities:
(Increase) decrease in receivable	8,766	(22,632)
(Increase) decrease in prepaid expenses	8,273	17,518
(Increase) decrease in inventory	(22,742)	-
(Increase) decrease in other assets	153,615	(25,000)
Increase (decrease) in accounts payable	(54,754)	(148,019)
Increase (decrease) in accrued liabilities	(1,725)	(2,274)
Net cash used in operating activities	(2,552,834)	(1,049,360)

Cash flows from investing activities:
Purchase of property and equipment	(14,194)	(11,687)
Cash received from acquisition	$11,474

Cash used in investing activities	(2,720)	(11,687)

Cash flows from financing activities:
Proceeds from issuance of preferred and common stock	500,000	952,000
Proceeds from warrant exercise	100,000	-
Borrowings on debt - related party	-	50,000
Borrowings on debt	1,915,000	100,000
Net cash provided by financing activities	2,515,000	1,102,000

Foreign currency translation adjustment	(53,333)	604

Change in cash	(93,887)	41,557
Cash - Beginning of period	160,629	48,772
Cash - End of period	$66,742	$90,329

Supplemental Cash Flow Disclosure:
Non-cash transactions:
Conversion of preferred stock	$42	-
Stock issued to settle debt	$711,684	$100,000

The accompanying notes to the consolidated unaudited financial statements are integral part of these financial statements.

KinerjaPay Corp.

Notes to Unaudited Consolidated Financial Statements

1. The Company and Significant Accounting Policies

Organizational Background

KinerjaPay Corp. (the “Company”) is a Delaware corporation, was incorporated under the laws of the State of Delaware on February 12, 2010 as Solarflex Corp. The business plan of Solarflex was to develop a commercial application of the design in a patent of a “Solar element and method of manufacturing the same.” On November 10, 2015, this plan was abandoned and all related contracts and agreements related to the solar energy business ceased.

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

On August 31, 2018, the Company completed its acquisition of PT. Kinerja Indonesia, the licensor of the Company’s IP technology and controlled by Edwin Ng, our CEO and principal shareholder. The result of this acquisition will enable the Company to consolidate all of its previous accumulated gross revenue to date. At the same time, the Company will end its existing service agreement with PT. Kinerja Indonesia dated February 20, 2016. In addition, the Company now has the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja Indonesia’s previous shareholders, as follows: (i) As soon as the acquisition is in effect, the Service Agreement between the Company and its subsidiary and PT Kinerja Indonesia is terminated, and the Company is obliged to distribute the shares of KinerjaPay Corp (“KPAY”) amounting to 1,333,333 shares; and (ii) The acquisition will be paid by the Buyer pursuant to the terms of a promissory note (the “Note”) payable on a date twenty-four (24) months from the date of this Agreement, bearing the interest at the rate of 6% per annum, and shall be subject to the Buyer’s right to repay the Note.

The accompanying consolidated financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2018, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation:

The financial statements include the accounts of KinerjaPay Corp. and its wholly-owned subsidiaries, P.T. Kinerja Pay Indonesia and P.T. Kinerja Indonesia. All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Other Assets:

Other assets consist of cash payments made to Ace Legends Pte. Ltd. in connection with a partnership in game development for a total of $100,000 and $60,000, as of September 30, 2018 and December 31, 2017, respectively. The Company entered into an agreement with Ace Legends Pte Ltd on July 31, 2017, but the agreement was amended subsequently to commence on December 1, 2017. The agreement is for a period of 18 months and as part of the agreement, the Company agreed to issue 80,000 shares of common stock that were valued at $128,000 the date of the agreement. The shares were issued on March 7, 2018 reducing other assets and stock payable. As of September 30, 2018, and December 31, 2017, $58,893 and $9,292 of amortization expense has been recognized, respectively.

On November 3, 2017, the Company issued a commitment fee note payable of $75,000 to Tangiers Global, LLC (“Tangiers”) in connection with an investment agreement as discussed throughout the report. The Company did not receive cash in connection with this commitment fee note. We recorded the commitment fee as an asset that will be netted with funds received once shares of common stock are issued under the investment agreement. No shares have been issued under the terms of the investment agreement.

On November 9, 2018, the Company filed a Form NT to withdraw its regiatration statement related to the offering of shares relating to the investment agreement.

Accounts Receivable:

Accounts receivable consist primarily of trade receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $11,936 and $0 at September 30, 2018 and December 31, 2017, respectively.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on September 30, 2018 and December 31, 2017 and the years then ended on a recurring basis:

Fair Value Measurements at September 30, 2018

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2018 and December 31, 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

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

Inventories

Inventories are stated at the lower of cost or market value, using the first-in, first-out convention. Inventories consist of raw materials in the form of coins and finished goods, such as instant noodles for sale. The gold-plated coins were manufactured in connection with the far-future plan of coin offerings and supposed to be distributed at the first launch of the coin offering. However, the Company has determined not to proceed at this time with the previously announced coin offering and may, in fact, abandon the coin offering. As of September 30, 2018, and December 31, 2017, the Company had inventories of $24,311 and $0, respectively.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2013. We are not under examination by any jurisdiction for any tax year. At September 30, 2018 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Recent Issued Accounting Standards

In October 2018, FASB released ASU 2018-17, Consolidation (Topic 810), regarding Targeted Improvements to Related Party Guidelines for Variable Interest Entities. The amendments in this Update affect reporting entities that are required to determine whether they should consolidate a legal entity under the guidance within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation – Overall, including private companies that have elected the accounting alternative for leasing arrangements under common control. The amendments for the private company accounting apply to all entities except for public business entities and non-for-profit entities as defined in the Master Glossary of the FASB Accounting Standards Codification and employee benefit plans within the scope of Topics 960, 962, and 965 on plan accounting.

In August 2018, FASB released ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20) regarding Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. They apply to all employers that sponsor defined benefit pensions or other postretirement plans.

In August 2018, FASB released ASU 2018-13, Fair Value Measurement (Topic 820) regarding Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statements, including the consideration on costs and benefits.

In June 2018, FASB released ASU 2018007, Compensation – Stock Compensation to improve the Nonemployee Share-Based Payment Accounting. The amendment is as follow: (1) Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment award within the scope of Topic 718 are measured at grand-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. (2) Equity-classified nonemployee share-based payment awards are measured at grant date. The definition of grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment awards. (3) Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

In March 2018, FASB released ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 920) which amended the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, and add to Regulation S-X Rule 3A-04 810-10-S99-4 that in general, there shall be eliminated intercompany items and transactions between persons included in the (a) consolidated financial statements being filed and, as appropriate, (b) unrealized intercompany profits and losses on transactions between persons for which financial statements are being filed and the persons the investment in which is presented in such statements by the equity method. If such eliminations are not made, a statement of reasons and the methods of treatment shall be made.

In February 2018, FASB released ASU 2018-03, Technical Correction and Improvements to Financial Instruments – Overall (Subtopic 825-10) on Recognizing and Measurement of Financial Assets and Financial Liabilities to update the ASU No. 2016-01. This amendment clarifies that: (1) an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and identical or similar investment of the same issuer. (2) For equity Securities without a Readily Determinable Fair Value, the amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) for Forward Contracts and Purchased Options, the amendment clarifies that measuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) Presentation Requirements for Certain Fair Value Options Liabilities, the amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, or 825-10, Financial Instruments-Overall. (5) For Fair Value Option Liabilities Denominated in a Foreign Currency, the amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of period spot rates. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services-Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

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

The accompanying balance sheet as of September 30, 2018, which was derived from unaudited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related notes for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K covering that period.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Prepaid Expenses and Deposit to Vendors

Prepaid assets represent advance payments to suppliers and purchase deposits to vendors. The Company paid in advance $44,066 and $22,861, respectively, for professional fees, rents and other prepaid expenses during the nine months ended September 30, 2018 and twelve months ended December 31, 2017. Deposits to vendors of $45,636 and $41,150 represent mostly prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc, that the Company sells through its licensed portal. The Company deposits cash, as needed, to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. Once the transaction is executed, it cannot be cancelled or refunded by the Company to the vendors. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations. The Company is independent in setting up the selling price of each product.

	September 30, 2018	December 31, 2017
Individual components giving rise to prepaid expenses are as follows:
Professional fees, rent and other prepaid expenses	$44,066	$22,861
Third party vendor deposits	45,636	41,150
Total	$89,702	$64,011

3. Stockholders’ Equity

We are authorized to issue 500,000,000 shares of Common Stock, $0.0001 par value per share. We are authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value per share. The Board of Directors has the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock. On January 2, 2018, the board of directors authorized the issuance of a Series A Convertible Preferred Stock, of which Two Hundred Thousand (200,000) shares are outstanding as of September 30, 2018. Each Preferred Share shall have a par value of $0.0001.

The Company’s wholly-owned Indonesian subsidiary, PT. Kinerja Indonesia, has 20,000,000 authorized shares of capital stock, par value $0.001 of which 18,000,000 shares were issued and outstanding at September 30, 2018. Prior to the acquisition of the 18,000,000 shares of PT. Kinerja Indonesia (the “PT. Kinerja Indonesia Shares”), 75% or 13.5 million the PT. Kinerja Indonesia Shares were owned by Edwin Ng, Chairman and CEO of the Company and the remaining 25% of the PT. Kinerja Indonesia Shares were owned as follows: (i) Mr. Henful, 1.8 million shares; (ii) Mr. Eric Wibowo, 900,000 shares; and (iii) PT. Adelyus Anugerah Abadi, 1.8 million shares.

Stock-Based Compensation

During the nine months ended September 30, 2018, the Company did not issue stock-based compensation.

Shares issued for services

During the nine months ended September 30, 2018, the Company issued 2,257,778 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.85 to $1.39) and resulted in current recognition of $3,302,441 in consulting service expense.

Based on agreement with Bear Creek Capital on January 29, 2018, the Company shall issue an additional 25,000 shares 120 days from the agreement, provided the Company is still using the service of the party. Consequently, the Company recorded the stock payable amounting to $34,000 to the party, as the shares were not issued prior to September 30, 2018.

Preferred Stock for Cash

On January 2, 2018, the Company issued 400,000 Series A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. The Series A Convertible Preferred Stock was convertible into 400,000 shares of the Company’s common stock at a conversion price of $1.25 per share. On July 11, 2018, the Company issued to the institutional investor a total of 416,667 shares of common stock, pursuant to a notice of conversion dated July 9, 2018, in connection with the conversion of $250,000 in principal amount of the Series A Convertible Preferred Stock, at an adjusted conversion price of $0.60, which adjustment was subject to an agreement between the Company and the institutional investor. The Company recognized a loss on conversion in the amount of $246,745, In addition, on January 2, 2018, the Company issued to the institutional investor Class N Warrants exercisable to purchase an additional 400,000 shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $300,772.

Warrant Exercise

On January 4, 2018, Firstfire Global Opportunities Fund LLC exercised their warrants and paid $100,000 in consideration for the issuance of 100,000 shares.

Notes Payable Conversion

From June 25, 2018 to September 30, 2018, Tangiers Global, LLC, Power Up Lending Group, Ltd and Crossover Capital Fund I, LLC converted a total of $662,862 in the principal amount of their notes together with accrued interest of $48,822 into 2,408,489 shares of Common Stock based upon an average conversion price of $0.15 - 1.25. The conversion resulted in the loss of conversion for the Company of $1,396,433.

4. Notes Payable

On May 9, 2017, we had a $50,000 note payable outstanding to our CEO, and control stockholder. The balance is due on demand and accrues interest at 8% per annum.

On November 3, 2017, the Company entered into an investment agreement (the “Investment Agreement”) with Tangiers Global LLC (“Tangiers”) pursuant to which the Company agreed to file a registration statement with the SEC registering the shares underlying the Investment Agreement, which permitted the Company to “put” up to ten million dollars ($10,000,000) in shares of our Common Stock to Tangiers over a period of up to thirty-six (36) months or until $10,000,000 of such shares have been put (the “Registration Statement”).

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers in the principal amount of $330,000. This note, due six months from the date of funding, was funded by Tangiers in the initial sum of $150,000 on November 15, 2017 and $150,000 on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.25 per share if converted within seven and one half months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to which the Holder elects to convert all or part of the note and holder gives notice of conversion to the Company and its transfer agent. Tangiers converted $198,724 including principal and interest on its convertible promissory notes into 362,043 shares on July 10, 2018 at a conversion price of $0.50 and $82,500 of principal and interest on its convertible promissory notes into 198,317 shares on June 25, 2018 at a conversion price of $1.25.

In connection with the Company’s Investment Agreement with Tangiers, the Company issued Tangiers a commitment fee note in the amount of $75,000, bearing interest rate of 10% which was due on June 24, 2018. The commitment fee note had a conversion price of $1.25, but in case of maturity default, the conversion price was subject to adjustment to a price equal to the lower of: (i) the conversion price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to Tangiers notice to convert all or part of this $75,000 note.

On September 14, 2018, Tangiers elected to convert $75,000 in the principal amount of the commitment fee note into 490,998 shares of Common Stock, based upon a default conversion price of $0.15

The Tangiers fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

On November 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. As of September 30, 2018, $5,369 in interest was expensed during the nine months ended September 30, 2018. The note has been fully converted into 525,815 Shares of common stock as of September 30, 2018, based upon an average conversion price of $0.28.

On July 27, 2018, the Company executed an 8% fixed back-end convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.3 per share if converted within 5 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. As of September 30, 2018, $1,638 in interest was expensed during the nine months ended September 30, 2018.

On January 12, 2018, the Company issued a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $153,000, which note was is due on July 12, 2018. The note was convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note including, among others, default in payment at maturity or a formula based upon a discount from the trading price of the Company’s shares during a period prior to notice of conversion. As of September 30, 2018, $13,129 in interest was expensed during the nine months ended September 30, 2018. The note has been fully converted to common stock as of September 30, 2018 into 478,533 shares of common stock, based upon an average conversion price of $0.36 per share.

On March 7, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $63,000. The note was due on September 7, 2018 and was convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. As of September 30, 2018, $4,018 in interest was expensed during the nine months ended September 30, 2018. The note has been fully converted into 352,782 shares of Common Stock as of September 30, 2018, at an average price of $0.24.

On May 1, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which note was due on November 1, 2018. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. As of September 30, 2018, $2,650 in interest was expensed during the nine months ended September 30, 2018.

On July 30, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000. The note is due on May 15, 2019 and is convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. As of September 30, 2018, $1,080 in interest was expensed during the nine months ended September 30, 2018.

On September 11, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000. The note is due on June 30, 2019. The note is convertible into shares of Common Stock at a conversion price of $1.75 per share. As of September 30, 2018, $331 in interest was expensed during the nine months ended September 30, 2018.

On June 13, 2018, the Company executed an 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $75,000. The note is due on June 13, 2019. As of September 30, 2018, $2,240 in interest was expensed during the nine months ended September 30, 2018. On August 21, 2018, the Company executed an 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $25,000. The note is due on August 21, 2019. As of September 30, 2018, $274 in interest was expensed during the nine months ended September 30, 2018.

On July 19, 2018, the Company executed an 10% convertible promissory note payable to GS Capital in the principal amount of $125,000. The note is due on July 19, 2019. As of September 30, 2018, $2,446 in interest was expensed during the nine months ended September 30, 2018.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of September 30, 2018, the Company recognized amortization expenses of $39,655 on the discount created during the twelve month-period ended December 31, 2017.

For the nine months ended September 30, 2018, the Company has recognized $36,185 in interest expense related to the notes as described above. In addition, during the three and nine-month periods ended September 30, 2018, the Company recognized a loss on debt conversion of $1,270,417 and $1,396,433, respectively.

5. Related Party Transactions; Acquisition of PT. Kinerja Indonesia

As of September 30, 2018, we had $51,779 in accounts payable due to our CEO consisting of a $50,000 loan and $1,779 in expenses paid on behalf of the Company by our CEO. The loan is due on demand and accrues interest at 8% per annum. As of September 30, 2018, $2,992 in interest was expensed during the nine months ended September 30, 2018. In addition, the Company assumed the liability of $119,340 owed by our CEO on the building owned/used by PT. Kinerja Indonesia upon the closing of the acquisition.

Effective August 31, 2018, the Company completed the acquisition of PT. Kinerja Indonesia, its former affiliated company, owned, operated and controlled by our CEO and principal shareholder. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja Indonesia’s previous shareholders pursuant to the terms of a promissory note due in twenty-four (24) months, bearing the interest at the rate of 6% per annum, which note the Company can prepay at any time.

The acquisition was performed under common control accounting as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja Indonesia and was the executive officer and 75% owner of PT. Kinerja Indonesia at the date of acquisition.

During periods prior to September 30, 2018, the Company could only recognize revenues on a “net basis” as they were not the principal in the transactions, but as a result of the acquisition of PT. Kinerja Indonesia, the Company’s revenues can be recognized on a “gross basis.” The net value of PT. Kinerja Indonesia at the date of the recognized acquisition period was $16,700.

At the date of the closing of the acquisition, PT. Kinerja Indonesia had 20 million authorized shares of capital stock, par value 0.001, of which 18 million shares were issued and outstanding. Prior to the acquisition, 75% or 13.5 million the shares were owned by Edwin Ng, Chairman and CEO of the Company and the remaining 25% of the shares were owned as follows: (i) Mr. Henful, 1.8 million shares; (ii) Mr. Eric Wibowo, 900,000 shares; and (iii) PT. Adelyus Anugerah Abadi, 1.8 million shares. The latter entity is controlled by Mr. Deny Rahardjo, a resident of Indonesia.

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its 2018 operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2018, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

During the period from October 16, 2018 to November 14, 2018, the Company received net proceeds of $420,250 from four separate convertible note transactions with institutional lenders in the aggregate principal amount of $476,000. In addition, effective October 31, 2018, the Company entered into a Securities Purchase Agreement with EMA Financial, LLC (“EMA”) pursuant to which the Company executed a convertible note in the principal amount of $150,000 and issued EMA warrants to purchase 312,500 shares. To date, EMA has not yet funded the loan proceeds underlying their $150,000 convertible note.

In connection with these convertible note transactions that occurred after September 30, 2018, the Company reserved a total of 14,038,123 shares of its common stock underlying the conversion of these notes and the exercise of the warrants, which share reserves are subject to increase in the event of a decline in the price of the Company’s shares, from time to time.

On October 8, 2018, the Company issued 37,500 restricted shares to Mr. Stephen Kann as partial consideration for services to be rendered by Mr. Kann pursuant to his engagement to provide investor relation services to the Company.

On September 13, 2018, the Company incorporated PT. Kinerja Simpan Pinjam, a new wholly-owned subsidiary, for the purpose of managing its KFUND brand as a peer-to-peer (P2P) lending platform focusing on micro-lending activities. The Company plans to develop the KFUND brand mainly targeting the consumer sector to facilitate micro loans ranging from $100 to $1,000 on biweekly or monthly term. The main consumer target group are individuals who have only limited access to banking services and are not familiar with the banking system. The Company reasonably expects that the costs of developing, lunching and funding this peer-to-peer micro lending facility during its initial start-up period to be approximately $175,000. However, there can be no assurance that we will not experience cost higher than estimated and/or delays in this project that could adversely impact the Company’s results of operations and liquidity and capital resources. Until September 30, 2018, KFUND is still in preparation stage and expected to start in December 2018 or the first quarter of 2019.

On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of our 11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an offering price of $25 per share. If the offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on the OTCQB.

On November 9, 2018, the Company, having determined not proceed with the Tangiers’ Investment Agreement, filed a Form RW to withdraw the registration statement related to the Tangiers’ Investment Agreement.

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

On August 31, 2016, the Registrant and its wholly-owned Indonesian subsidiary, PT. Kinerja Pay Indonesia, entered into a Cooperation and Service Agreement with Black Grace Investment Ltd, organized under the laws of the British Virgin Islands (“Black Grace”) and its affiliate, PT. Pay Secure Online Indonesia (“PT. PaySec”), organized under the laws of Indonesia. Pursuant to this Agreement, PT. PaySec granted PT. Kinerja Pay the right to use the PT. PaySec’s payment services (“Payment Services”) under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the Parties agreed that to share the net revenues generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis. The agreement was terminated on May 12, 2017.

On September 8, 2016, PT. Kinerja Pay entered into a second Cooperation and Service Agreement with PT. Indonesia EnamDua, organized under the laws of Indonesia (“PT.IED”), which owns 62hall.co.id, an integrated online wholesaler that sells a wide range of products and services through an online search engine and offers extensive customer services. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT, Kinerja Pay’s new e-commerce portal, KinerjaMall.com. In consideration for PT.IED’s services, the parties agreed to allocate the profits, defined as an item’s selling price on KinerjaMall.com minus the cost price of the item sold, 90% to PT. Kinerja Pay and 10% to PT.IED.

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

During the nine months ended September 30, 2018, we raised $500,000 from the private sale of equity, $1,915,000 from the issuance of short-term debt, and $100,000 in proceeds from the exercise of warrants.

On August 31, 2018, the Company completed its acquisition of PT. Kinerja Indonesia, the licensor of the Company’s IP technology and controlled by Edwin Ng, our CEO and principal shareholder. The result of this acquisition will enable the Company to consolidate all of its previous accumulated gross revenue to date. At the same time, the Company will end its existing service agreement with PT. Kinerja Indonesia dated February 20, 2016. In addition, the Company now has the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja Indonesia’s previous shareholders pursuant to a note due in twenty-four (24) months, bearing interest at 6% per annum, which note may be prepaid by the Company at any time. Upon the effective date of the acquisition, the Service Agreement between the Company and PT Kinerja Indonesia was terminated. The Company also agreed to the issuance of the 1,333,333 shares in the name of PT Kinerja Indonesia to its beneficial owners, Edwin Ng, Mr. Henful, Eric Wibowo and PT. Adelyus Anugerah Abadi, an entity is controlled by Deny Rahardjo, a resident of Indonesia.

On November 2, 2018, the Company filed a registration statement with the SEC on Form S-1 offering to the public a total of up to 300,000 shares of our 11% Series C Cumulative Redeemable Perpetual Preferred Stock at a price of $25.00 per share. If we are successful in the completion of this offering, of which there can be no assurance, we will receive gross proceeds of up to $7.5 million in or about the first quarter of 2019.

Results of Operations during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, we generated revenues of $3,032,602 and $1,914,358, respectively. During the nine months ended September 30, 2018, we had costs of revenue of $2,849,761 compared to $2,002,073 during the same period of the prior year, resulting in a gross profit of $182,841 and negative gross margin of $87,715, respectively.

During the nine months ended September 30, 2018 and September 30, 2017, we had general and administrative expenses of $6,526,020 and $3,993,974, respectively. We had depreciation expense of $71,008 during the nine months ended September 30, 2018 compared to $1,896 during the same period in the prior year.

During the nine months ended September 30, 2018 and 2017, we incurred interest expense of $78,155 and $1,844, respectively. During the nine months ended September 30, 2018 and 2017, we incurred a loss on debt conversion of $1,396,433 and $442,697, respectively. During the nine months ended September 30, 2018, we had other income of $24,486 compared to $0 during the nine months ended September 30, 2017.

Our total costs and expenses were $1,450,102 during the nine months ended September 30, 2018 compared to $444,541 during the nine months ended September 30, 2017.

We had a net loss of $7,864,289 during the nine months ended September 30, 2018 compared to a net loss of $4,528,126 during the nine months ended September 30, 2017.

Results of Operations during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, we generated revenues of $531,830 and $1,763,608, respectively. During the three months ended September 30, 2018 and 2017, we had costs of revenue of $350,317 and $1,842,985, respectively, resulting in a gross profit of $181,513 and negative gross margin of $79,377, respectively.

During the three months ended September 30, 2018, we had general and administrative expenses of $2,146,157 and depreciation expense of $68,957, as compared to $444,732 and $940, respectively, during the same period in the prior year. During the three months ended September 30, 2018, we incurred interest expenses of $59,332 as compared to $1,830 during the same period in the prior year. During the three months ended September 30, 2018 and 2017, we incurred a loss on debt conversion of $1,270,417 and $0, respectively. During the three months ended September 30, 2018, we had other income of $78,249 compared to $0 during the nine months ended September, 2017.

Our total costs and expenses were $1,251,500 during the three months ended September 30, 2018 as compared to $1,830 in the same period in the prior year.

We had a net loss of $3,285,101 during the three months ended September 30, 2018, as compared to a net loss $526,879 during the three months ended September 30, 2017.

Liquidity and Capital Resources

On September 30, 2018, we had $223,101 in current assets represented by cash of $66,742, accounts receivable of $23,115, other receivable of $19,231, prepaid expenses of $44,066, inventory of $24,311 and deposits of $45,636. On December 31, 2017, we had $248,227 in current assets consisting of $160,629 in cash, accounts receivable of $20,900, other receivable of $2,687, prepaid expenses of $22,861 and deposits of $41,150.

We had fixed assets, net, of $640,097 as of September 30, 2018 and $12,596 as of December 31, 2017. As of September 30, 2018, and December 31, 2017, we had other assets, net of amortization of $117,070 and $266,045, respectively. We had total assets of $980,268 as of September 30, 2018 and $526,868 as of December 31, 2017.

As of September 30, 2018, we had $2,633,679 in current liabilities comprised of $60,646 in accounts payable, $4,311 in related party accounts payable, $8,031 in tax payable, $47,349 in accrued expenses, notes payable to a related party of $1,369,340, notes payable of $572,134 and convertible notes payable of $571,868.

As of December 31, 2017, we had total current liabilities of $641,777 consisting of accounts payable of $2,794, tax payable of $8,092, accrued expense of $97,873, notes payable to a related party of $52,673 and convertible notes payable of $480,345.

We had no long-term liabilities as of September 30, 2018 and December 31, 2017.

We used $2,552,834 in our operating activities during the nine months ended September 30, 2018, which was due to a net loss of $7,864,289 offset by shares issued for services valued at $3,336,440, a loss on preferred stock conversion of $246,745, a loss on conversion of debt of $1,396,433, $169,395 in amortization expense, $71,009 in depreciation expense, an decrease in receivable of $8,766, a decrease in prepaid expenses of $8,273, an increase in inventory of $(22,742), a decrease in other assets of $153,615, an decrease in accounts payable of $(54,754), and a decrease in accrued liabilities of $1,725.

We used $1,049,360 in our operating activities during the nine months ended September 30, 2017, which was due to a net loss of $4,528,126 offset by shares issued for services valued at of $2,097,751, loss on conversion of debt of $442,697, depreciation expense of $1,896, share-based compensation of $1,116,829, an increase in accounts receivable of $22,632, a decrease in prepaid expense of $17,518, an increase in other assets of $25,000, a decrease in accounts payable of $148,019, and a decrease in accrued liabilities of $2,274.

We financed our negative cash flow from operations during the nine months ended September 30, 2018 through proceeds of $500,000 through the issuance of preferred and common stock, debt borrowings of $1,915,000 and cash proceeds of $100,000 through the exercise of warrants. We financed our negative cash flow from operations during the nine-month period ended September 30, 2017 through the issuance of common stock for proceeds of $952,000 and debt borrowings of $150,000.

We had investing activities of $2,720 during the nine months ended September 30, 2018 related to purchase of equipment and acquisition of P.T. Kinerja Indonesia compared to $11,687 during the nine months ended September 30, 2017 related to the purchase of equipment.

Availability of Additional Capital

During the nine months ended September 30, 2018, we raised $500,000 from the private sale of equity, $715,000 from the issuance of short-term debt and $100,000 in proceeds from the exercise of warrants.

On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of our 11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an offering price of $25 per share. If the offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on the OTCQB.

Notwithstanding our success in raising over $500,000 from the private sale of equity securities during the nine months ended September 30, 2018 and our expectation that we will be able to raise an additional $4.5 million by or about the end of 2018 or during the first quarter of 2019, there can be no assurance that we will be able to raise such amount at terms and conditions acceptable to the Company, if at all. As discussed in Note 7, Subsequent Events, above, the Company received net proceeds of $420,250 from four separate convertible note transactions with institutional lenders after the quarter ended September 30, 2018.

As discussed in Note 4 above, on November 3, 2017, the Company signed an Investment Agreement with Tangiers Global, LLC (“Tangiers”) pursuant to which Tangiers agreed invest up to $10,000,000 by purchasing the Company’s Common Stock, subject to an effective registration statement that was filed on May 8, 2018.

On November 9, 2018, the Company, having determined not proceed with the Tangiers’ Investment Agreement, filed a Form RW to withdraw the registration statement related to the Tangiers’ Investment Agreement.

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

As of September 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2018. Management has identified corrective actions to address the weaknesses and plans to implement them during the end of year of 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES UND USE OF PROCEEDS.

During the nine months ended September 30, 2018, the Company issued 2,257,778 shares of restricted common stock for services provided. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.85 to $1.39) and resulted in current recognition of $3,298,941 in consulting service expense.

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

Signature	Title	Date

/s/ Edwin Witarsa Ng	Chief Executive Officer (Principal Executive Officer)	November 30, 2018
Edwin Witarsa Ng

/s/ Windy Johan	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 30, 2018
Windy Johan

