Form 10-K
period 2018-12-31
KinerjaPay Corp.
filed 2019-04-24
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55081

KINERJAPAY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1771817
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

JI Multatuli, No. 8A Clyde Road, Medan, Indonesia, 20151

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: +62-819-6016-168

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant had 35,485,275 shares of common stock outstanding as of April 22, 2019. The aggregate market value of the 15,480,258 shares of common stock held by non-affiliates of the registrant as of June 29, 2018 (the last trading day in June 2018) was $13,932,232, as computed by reference to the closing price of such common stock on such date.

KINERJAPAY CORP.

2018 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “KinerjaPay Corp” refer to KinerjaPay Corp., a Delaware corporation, and its wholly-owned subsidiaries, PT Kinerja Pay Indonesia (“PT Kinerja Pay”) and PT Kinerja Indonesia (“PT Kinerja”). PT Kinerja Simpan Pinjam (“PT Kinerja SP”) is a wholly-owned subsidiary of PT Kinerja. All subsidiaries of the Company are organized under the laws of Indonesia.

Forward-looking statements made in this annual report on Form 10-K include statements about:

●	our ability to achieve profitability;
●	our ability to raise sufficient capital and obtain financing on acceptable terms to make strategic business arrangements;
●	our ability to manage our growth, including acquiring and effectively integrating other businesses into our infrastructure;
●	our ability to attract and retain key officers and employees, including Edwin Witarsa Ng, our CEO and Chairman of Board of Directors, and other personnel critical to the execution of existing business strategies and integration of our newly acquired businesses;
●	our ability to grow the size and capabilities of our organization through further collaboration and strategic alliances;

●	the accuracy of estimates regarding expenses, future revenue, capital requirements, profitability, and needs for additional financing;
●	our ability to retain our customers, including effectively migrating and keeping new customers acquired through business acquisitions;
●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
●	our ability to maintain operations in Indonesia in a manner that continues to enable us to offer competitively-priced products and services;
●	our ability to keep and increase market acceptance of our products and services;
●	our ability to keep pace with the changing industry trend, rapidly evolving technology demands, and regulatory environment;
●	our ability to protect and enforce intellectual property rights; and
●	our ability to maintain and protect the privacy of customer information.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2018, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1. BUSINESS

Corporate Overview and History

Our business aim is to build a secure and convenient e-commerce ecosystem to customers and merchants through our introduction of services and products including: (i) electronic payment service; and (ii) virtual marketplace both of which are available on the portal, KinerjaPay.com, (the “Portal”). In addition to access to the Portal, our Android and iPhone based mobile application includes additional in-app services to mobile phone users such as social engagement and digital entertainment (the “Mobile App”). A virtual marketplace, powered by our proprietary electronic payment service and gamified with in-app entertainment features, creates a one-stop-shop e-commerce platform for users to BUY, PAY and PLAY. We brand our virtual marketplace under the name of KMALL, our electronic payment solution under the name of KPAY, and our gamification features under the name of KGAMES.

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element (“Equipment”), an equipment that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion efficiency and provide energy at a lower cost. The Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL, organized under the laws of Belgium (“IEC”) on May 14, 2013. The business plan was to use the Equipment to: (i) develop a working prototype of its photovoltaic cell for testing and evaluation; (ii) enter into manufacturing arrangements with third parties to produce the photovoltaic elements and sell to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products. Since the Asset Purchase Agreement with IEC through mid-2015, we did not successfully use the Equipment to develop a working prototype, nor was there any estimated timeline for our ability to put the working prototype in production. Since the Company did not generate any revenue from the technology, we determined that it was not in the best interest of the Company or its shareholders to continue devoting resources and incurring expenditures towards efforts to commercialize the technology using the Equipment.

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the “Rescission Agreement”) pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 333,333 of the 2,000,000 Shares back to the Company; (iii) IEC transferred and assigned the remaining 1,666,667 Shares to Mr. Edwin Witarsa Ng (“Mr. Ng”), a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale of the Rescission Agreement was based upon the Registrant’s determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan.

On December 1, 2015, the Company entered into a license agreement (the “License Agreement”) with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit technology and intellectual property owned by PT Kinerja (the “KinerjaPay IP”) and its website, KinerjaPay.com (the “Portal”). The Portal, and the technology behind it, KinerjaPay IP, create an e-commerce platform that provides electronic payment solutions to customers and merchants for bill payment, money transfer and online shopping. KinerjaPay.com is among the first portals that allow users to conveniently top up mobile phone credit in Indonesia.

Pursuant to the License Agreement, the Company agreed to: (i) change the name of the Company to KinerjaPay Corp.; (ii) implement a reverse split of the Company’s shares of common stock on a one-for-thirty (1:30) basis; and (iii) raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50. Each unit consists of 1 share of common stock and 1 Class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00 (“Unit Offering”). The Unit Offering is only being made to “accredited investors” who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). On January 20, 2016, the Company closed its first Unit Offering receiving subscription proceeds in excess of $500,000. To date, the Company has raised $1,540,000 pursuant to subsequent Unit Offerings.

On March 10, 2016, the Company’s name changed to KinerjaPay Corp., and its one-for-thirty (1:30) reverse stock split became effective.

On April 6, 2016, PT Kinerja Pay Indonesia (“PT Kinerja Pay”), a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia, for the purpose of developing and managing the Company’s e-commerce business ranging from electronic payment solutions, virtual marketplace, and any other strategies within the e-commerce ecosystem in Indonesia.

On August 31, 2018, the Company completed the acquisition of its licensor PT Kinerja Indonesia (“PT Kinerja”), which became a wholly-owned subsidiary of the Company. PT Kinerja Indonesia continues to provide the technology solutions needed by the Company to support its e-commerce business and may expand into cloud computing services and other IT service-related businesses.

On September 13, 2018, PT Kinerja Simpan Pinjam (“PT Kinerja SP”), a wholly-owned subsidiary of PT Kinerja, was organized under the laws of Indonesia for the purpose of developing and managing a peer-to-peer (“P2P”) lending platform focusing on micro-lending activities.

E-Commerce Portal KinerjaPay.com

Indonesia is the fourth largest country in the world in terms of population size with GDP just slightly under $1 trillion in 2018, with more than 50% of its population under the age of 30, and yet with its citizens largely underserved by the banking industry and less than 10% of the population have credit cards. Our business aim is to build a secure and convenient e-commerce ecosystem to customers and merchants through our introduction of services and products including: (i) electronic payment service; and (ii) virtual marketplace both of which are available on the portal, KinerjaPay.com, (the “Portal”). In addition to access to the Portal, our Android and iPhone based mobile application includes additional in-app services to mobile phone users such as social engagement and digital entertainment (the “Mobile App”). A virtual marketplace, powered by our proprietary electronic payment service and gamified with in-app entertainment features, creates a one-stop-shop e-commerce platform for users to BUY, PAY and PLAY. We brand our virtual marketplace under the name of KMALL, our electronic payment solution under the name of KPAY, and our gamification features under the name of KGAMES. Since the Company acquired licensing rights from PT Kinerja on December 1, 2015 and established its wholly-owned subsidiary PT Kinerja Pay on April 6, 2016, we have raised capital to fund our e-commerce business development and operations. The Company began generating sales revenue from the Portal in 2017.

Electronic Payment Service (PAY)

We provide electronic payment service to consumers and merchants using the technology licensed from PT Kinerja on the Portal and Mobile App. The service is also known as KPAY. KPAY provides an affordable, secure and convenient method for money transfer, bill payment and online transactions. Friends and family may transfer money using electronic devices anywhere and anytime; consumers may pay utility bills, phone bills, credit card bills and top up mobile phone credit to their mobile phone accounts; merchants of all sizes may accept payments channeled through KPAY on their merchant websites. Our Company also developed a proprietary digital wallet software (“e-wallet”) that provides an easy, safe and secure way for individuals and businesses to make and receive payments on the Internet. Our e-wallet provides an escrow payment service that reduces transaction risk for online consumers; shoppers can verify whether they are happy with the products received before releasing funds to the seller.

The Company plans to develop its payment gateway service to enable users process payments or transfer money directly using their bank, debit and credit card accounts on our Portal and marketplace. We also offer merchants an end-to-end payment solution that provides authorization and settlement capabilities, of which merchants can connect with their customers and manage collection risk. We have also introduced an application-generated token to confirm outgoing payments to enhance transaction security.

On August 22, 2016, the Company and its wholly-owned Indonesian subsidiary, PT Kinerja Pay, entered into an addendum (the “Addendum”) of the License Agreement, effective as of July 1, 2016, with PT Kinerja. Pursuant to the Addendum, PT Kinerja Pay agreed to utilize certain payment services of PT Kinerja as described below. PT Kinerja has already successfully established the requisite infrastructure for billing, collections, payments and related payment services in the furtherance of its various businesses, including its e-wallet and web portal business that were the subject of the License Agreement between the Registrant and PT Kinerja dated December 1, 2015. The Company entered into the Addendum as a strategic move to accelerate the commencement of its electronic payment services business by licensing existing technology. It also eliminated the need to hire and maintain additional personnel in-house to manage the infrastructure.

Pursuant to the Addendum, in consideration for the payment of an administrative fee of $200 per month, PT Kinerja, our licensor, shall: (i) collect payments from users of KinerjaPay.com, including cash deposits, bank transfers, debit cards and credit cards payments, and other forms of payments for transactions generated on the Portal; and (ii) distribute the appropriate payments to vendors, less the commissions chargeable for all transactions generated by the users while using KinerjaPay.com. Commission is paid to our subsidiary PT Kinerja Pay as vendors receive payments.

Virtual Marketplace (BUY)

We launched our virtual marketplace (“KMALL”) (www.KinerjaMall.com or https://KMALL.id) during 2017 as a free platform for buyers to explore products and sellers to establish a low-cost online presence for their products from the local Indonesian market. Buyers and sellers can access KMALL from their electronic devices anytime and anywhere. KMALL features a “Max-3-Steps” concept aiming to streamline the shopping experience of buyers. Buyers complete a purchase transaction within three steps, by choosing an item, checking out and making a payment using their e-wallet under KPAY.

In addition to the typical categories of consumer products offered similarly by other virtual marketplaces, KMALL differentiates itself from the competitors by offering computer-related goods and mobile phone prepaid vouchers. A large selection of computer-related goods serves to attract the younger generation which tends to be heavy users of electronic devices. Approximately 98% of Indonesian mobile-phone users use prepaid vouchers to top up phone credit and the size of the prepaid voucher market in Indonesia is estimated to be $4 billion according to a research conducted by AdPlus, a leading digital media network in Indonesia. By offering mobile phone prepaid vouchers on our virtual marketplace, we believe that KMALL can generate a substantial number of return customers to shop online with us.

Market Opportunity in Indonesia

Indonesia, the world’s fourth most-populous country, having a population of approximately 266 million, is rapidly becoming the major economic power in Southeast Asia. Over 50% of its population is below the age of 30 and the young Indonesian generation is highly adaptive to new technology. A combination of positive factors including the rapidly growing pool of internet users, the increase in discretionary spending among the middle class, and the increasing popularity of inexpensive smartphones and tablets, have pushed the Indonesian e-commerce market towards scalability and profitability. Indonesia’s e-commerce market is projected to reach $130 billion by 2020 only surpassed by China and India. According to a joint report released by idEA, Google Indonesia, and Taylor Nelson Sofres (TNS), the e-commerce market in Indonesia, where our business operates and where our initial marketing efforts is focused on, is also the fastest growing in Southeast Asia. With an estimated annual growth rate of 50% in e-commerce business and strong mobile-first initiatives, Indonesia presents a unique opportunity for merchants and businesses to establish their online presence in the country with a service provider like us.

We believe that the current Indonesian e-commerce market resembles the early-stage Chinese e-commerce market, which is characterized by a large pool of entrepreneurial merchants offering a wide variety of consumer goods to buyers, and buyers rely heavily on social media recommendations to make their purchase decisions. In addition, Indonesian customers and merchants welcome the concept of electronic payment services and are anxious to adopt the technology which has been widely available in other sophisticated e-commerce markets such as the United States. We believe that our Company is well positioned, as an e-commerce business solution provider, to connect buyers and sellers seamlessly on KMALL, and provide an electronic payment solution KPAY to facilitate secure and convenient online transactions.

Competitive Advantages and Growth Opportunities

The KinerjaPay Core Pillars represents the competitive advantage of our Company. We believe that the successful integration of PAY, BUY and PLAY, will enable our business to become an indispensable player in Indonesia’s e-commerce market. Our electronic payment service (“KPAY”), backed by strong proprietary technology from PT Kinerja and connected with many third party business partners, acts as a secure and convenient payment channel for users to fulfil their day-to-day payment needs, ranging from bill payment, money transfer, and online shopping; our virtual marketplace (“KMALL”), curates a unique baskets of goods and offers a free platform to connect buyers and sellers, armed with its “Max-3-Steps” check-out process and escrow services backed by KPAY. To enhance user engagement, we complete KinerjaPay Core Pillars by introducing gamification features (“KGAMES”), which allows users to entertain and get rewards in our e-commerce ecosystem.

Based on data from Alexa.com, a website analytics provider, KinerjaPay.com users spend an average of 30 minutes on our Portal, which we believe is partly due to our unique gamification features. By further gamifying the e-commerce experience for our Portal users, we foresee monetizing opportunities directly and indirectly from our KGAMES features. We plan to partner with third-party game developers and develop proprietary games that curate to our user experience on the Portal and virtual marketplace. Users may transfer rewards from games and redeem in KMALL.

In building an e-commerce ecosystem from our KinerjaPay Core Pillars, we plan to continue strengthening our areas of excellence and exploring growth opportunities:

●	Currently we have market dominance in mobile phone prepaid top-up voucher business. Our fee structure is very competitive in the business and currently faces few competitors;
●	Our e-wallet feature under KPAY enables fast and secure payment, and provides escrow services to online transactions;
●	Our gamification features will continue to grow and enhance user engagement in other areas of services we provide;
●	We plan to expand our Portal functionality by offering advertising packages to merchants and business partners, and seeking for collaboration with mobile publishers such as Google and Facebook to use our Portal as an advertising channel;
●	Pursuant to our acquisition of PT Kinerja, our former licensor of the core technologies behind our payment services, we plan to explore opportunities in cloud computing and data management businesses; and
●	Pursuant to the formation of a new subsidiary PT Kinerja SP, we plan to develop a P2P micro-lending platform and target the majority of Indonesian population which is currently underserved by the banking system.

Since the formation of PT Kinerja SP, we have embarked on active planning of the new P2P micro-financing platform and intend to launch the platform under the brand name of KFUND. KFUND will provide financing solutions to individuals, and small to medium-size enterprises in Indonesia, who currently lack access to financing from banks and other financial institutions which typically favor collateralized large projects with lower credit risk. KFUND will connect individual and business borrowers and lenders via our proprietary online platform which is currently under development. We plan to: 1) build a robust credit rating process by developing a proprietary credit rating methodology and partnering with a certified credit rating agency; 2) create a borrower acquisition strategy that reaches audience via online social media and offline sales effort in local communities. Potential lenders will have the opportunity to select a desired loan or a combination of several loans to invest in based on their risk appetite and preferred investment duration. KFUND will collect an average of 9% administration fees from each loan transaction. We understand the importance of compliance in the microlending space and is currently in the process of applying for required licenses, including ISO 27001, Information Security Management System certification. We believe that with the launch of KFUND business, we will reach another milestone in building our online ecosystem. We aim to offer our users an expanded and integrated online service experience with our existing businesses and future KFUND, and become a one-stop-shop solution for their needs to buy, pay, play and fund.

Company Subsidiaries and Collaboration Agreements

We carry out our business through the Company and three wholly-owned subsidiaries. This corporate structure allows us to simplify the accounting treatment, minimize taxation and optimize local grant support. The subsidiaries related to this business are as follows:

●	PT Kinerja Pay Indonesia – this entity currently focuses on building our e-commerce ecosystem including KPAY, KMALL and KGAMES. Together with the parent Company, PT Kinerja Pay Indonesia continues to expand collaboration with third parties and develop an internal sales and marketing effort.
●	PT Kinerja Indonesia – this entity, as the previous licensor of the Company prior to acquisition, has already successfully established the requisite infrastructure for billing, collections, payments and related payment services, and continues to provide all necessary R&D, technical support, servers, procurement/logistic and IT operational services, equipment bandwidth and other technology support. It continues to serve as the technology engine of the Company and will explore cloud computing business and other IT service-related businesses.
●	PT Kinerja Simpan Pinjam – this entity will manage the new KFUND brand and focus on developing a peer-to-peer (P2P) micro-lending platform.

We have embarked on a strategy of collaborative arrangements and partnerships with strategically situated third parties around the world. We believe that these parties have the expertise, experience and strategic location to advance our e-commerce business.

Corporation and Service Agreement with Black Grace Investment Ltd.

On August 31, 2016, the Company and PT Kinerja Pay entered into a corporation and service agreement with Black Grace Investment Ltd., organized under the laws of the British Virgin Island (“Black Grace”) and its affiliate, PT. Pay Secure Online Indonesia, organized under the laws of Indonesia (“PT. PaySec”). Pursuant to this Agreement, PT. PaySec granted PT Kinerja Pay the right to use the PT. PaySec’s payment services (“Payment Services”) under a revenue sharing arrangement. As consideration for the use of the Payment Services, the Registrant agreed to issue 200,000 restricted shares to Black Grace or its designee. As further consideration for the use of the Payment Services, the parties agreed to share the net revenue generated from the use of the Payment Services and e-wallet and payment gateway technology on a 50/50 basis. On May 12, 2017, the agreement with Black Grace was terminated.

Corporation and Service Agreement with PT. Indonesia EnamDua

On September 8, 2016, the Company entered into a second Cooperation and Service Agreement with PT. Indonesia EnamDua, organized under the laws of Indonesia (“PT.IED”), which owns 62hall.co.id, an integrated wholesaler and online shop that sells a wide range of products and services, an online search engine and an online customer service provider. Pursuant to this Agreement, the parties agreed to share resources in connection with the development of PT Kinerja Pay’s virtual marketplace, KMALL. In consideration for PT.IED’s services, the parties agreed to allocate the profits, defined as an item’s selling price on KMALL minus the cost price of the item sold 90% to the Company and 10% to PT.IED. The Company has not generated revenue as a result of this Corporation and Service Agreement. On August 31, 2018, the agreement with PT.IED was terminated.

Partnerships with businesses

At the end of March 2017, we started, in cooperation with third parties, providing monthly billing services to PLN customers which could serve potentially 10 million accounts nation-wide. PLN is an Indonesian government-owned corporation that has a monopoly on electricity generation and distribution in the country. During April 2017, we expanded our payment channel by cooperation with large state-owned companies in Indonesia such as PT Pos Indonesia and PT Pegadaian, as well as leading multi finance companies including Columbia Cash & Credit, Mega Auto Finance and WOM Finance. In addition, beginning May 2017, we extended our payment channel to include minimart chains such as Indomaret and Alfamart, as well as PT 24 Jam Online. We believe that by expanding our network of payment channels with well-organized notable businesses, we will be able to generate a significant number of new users for KinerjaPay.com to use KPAY, and serve the unbanked Indonesian customers and businesses, helping them to shop and pay bills quicker, safer, and more conveniently. In October 2017, we entered into a partnership with a global smartphone-enabled ‘Ride Hailing’ service, Uber Technologies, Inc.(“Uber”). Our partnership with Uber was intended to bring promotional deals for KinerjaPay users to use Uber service and use our payment solutions for ride payment processing. Due to the acquisition of Uber Southeast Asia by GrabTaxi Holdings Pte. Ltd. (“Grab”) in March 2018, our partnership with Uber was not extended.

Corporation and Service Agreement with Ace Legends, Pte. Ltd.

In July 2017, the Company entered into a Cooperation and Service Agreement with Ace Legends, Pte. Ltd, organized under the laws of Singapore (“ACE”). Pursuant to the agreement, ACE, a game developer, will develop games for the Company under our KGAMES business. On March 6, 2018, the Company and ACE launched a game called FLOO on Android and iOS platform. However, due to delay of the launch of subsequent planned games, in November 2018, the Company and ACE agreed to terminate the agreement. The Company plans to build its own game division in PT Kinerja.

Sales and Marketing

Our primary sales and marketing effort emphasizes on our key differentiator from competitors – KinerjaPay Core Pillars, an e-commerce ecosystem that integrates electronic payment service with a virtual marketplace enhanced by gamification components. The emphasis of such will deliver a message to potential users that they can PAY, BUY and PLAY at one place and thus achieve the marketing objective to attract new users and enhance user engagement.

We commenced a nationwide marketing campaign to promote KinerjaPay.com to Indonesian consumers and merchants during 2017. Marketing techniques used include online advertisement on Facebook®, YouTube®, Twitter®, AdWords®, AdChoices® and Instagram®. Early January 2017, the holiday campaigns held by KinerjaPay were able to help in securing a milestone of reaching 100,000 users. We localized our online and offline marketing effort to target specific communities to attract new customers and merchants. Our user basis is currently approaching 200,000 users.

Our services and products are marketed under the brand names as follows:

●	KPAY – our electronic payment service (“PAY”) business including payment gateway, e-wallet and payment with QR code;
●	KMALL – our virtual marketplace (“BUY”) business B2B and B2C online transactions; and
●	KGAMES – our gamification (“PLAY”) business that develops games internally and from local game developers.

Proprietary Technology, Domain Name and Licenses

KinerjaPay IP and www.KinerjaPay.com are backed by proprietary technology including the application codes, infrastructure architecture, infrastructure design, processes/sub-processes, integrated proprietary payment solutions, built-in marketplace and gamification concepts and modules. We will endeavor to protect our propriety technology, domain name, customer base and trade secrets to the extent reasonably and commercially practicable because such protection is critical to our success. We will rely principally on the laws in Indonesia and, to a lesser extent on available international protection, if any.

We have registered our domain names, Kinerja Pay, Kmall and Kfund to Ministry of Communication and Informatics of the Republic of Indonesia. As we expand our markets, we may seek to further protect our proprietary rights, to the extent that they may exist, a process that can be both expensive and time consuming and may not be successful. If we are unable to register or protect our domain name, we could be adversely affected in any jurisdiction in which our trademarks and/or domain names are not registered or protected.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and services, and to expand the range of its offerings through R&D, licensing of intellectual property and acquisition of third-party businesses and technology.

Competition

We compete with various companies in each of our business segments directly and indirectly.

Our electronic payment service (“KPAY”) competes directly with other electronic payment solution services and alternative payment gateways provided by banks or telecommunication companies. These are typical stand-alone payment service providers that depend on third-party e-commerce marketplaces to generate transaction flows.

We believe that our KPAY service differs from our competition in three major aspects:

●	Unique feature: we provide e-wallet functionality which allows users to deposit funds using different means into the secured digital wallet. An e-wallet is accessible from multiple electronic devices;
●	Security feature: our e-wallet acts as an escrow account to enhance the reliability of KMALL transactions. Payments are only released to merchants once goods are received by buyers on our virtual marketplace; and
●	Versatility in use: our KPAY service not only acts as a traditional payment gateway like other providers, the service is deeply integrated with KMALL. Users enjoy the convenience of KPAY for different purposes, including bill payment, fund transfer, as well as online shopping.

Our virtual marketplace (“KMALL”) competes directly with online B2B and B2C shopping platforms and other offline channels including but not limited to, retailers, catalogs and classifieds. Direct competitive shopping platforms include Tokopedia, Bukalapak, Shopee, Lazada, and Blibli, etc. We mainly compete based on price, product selection and services.

Some of the principal competitive factors include:

●	ability to attract, retain and engage buyers and sellers;
●	volume of transactions and price and selection of goods;
●	reliability in our electronic payment service;
●	customer service;
●	accessibility and user-friendliness of website, mobile app and application;
●	reliability and security of our technology and system, and
●	level of service fees.

We believe that our KMALL differs from our competition in three major aspects:

●	KMALL is backed by technology and market knowledge developed by Indonesian locals. Our Company currently focuses solely on growing the Indonesian e-commerce market. We believe that our in-depth understanding of local cultural, commercial, and regulatory environment gives us a unique competitive edge compared to foreign e-commerce players;
●	KMALL features the “Max-3-Steps” check out process and payment method backed by KPAY; shopping on KMALL is convenient and secure for customers and merchants who are already our KPAY users; and
●	As we continue to grow our KGAMES gamification features, we reward our gaming users with extra bonuses for shopping on KMALL. We believe this feature is particularly enticing to younger generation under the age of 30, which accounts for more than 50% of the entire Indonesian population.

We expect that our P2P lending business, KFUND, will face intense competition from established players in Indonesia. Some notable competitors include KoinWorks, Investree, Modalku, Danamas, Akseleran and Taralite. Top players have achieved annual revenue between two to three million US Dollars, with over one million active user accounts and annual loan disbursement of over $110 million. We expect our customer base will overlap significantly with top players in the market. Therefore, successful product differentiation and sophisticated technological interface will strengthen our competitive advantage in the industry. Our strategic focus will include the following:

●	Build a proprietary lending platform and develop necessary technological infrastructure in-house, which will allow us to respond to market changes rapidly and achieve business scalability;
●	Develop proprietary credit scoring methodology using a mix of traditional and behavioral metrics, and integrate with data from third-party credit rating agency, to create a hybrid credit rating system; and
●	Offer a unique portfolio of loan products such as employee loans and SME micro productive loans.

We plan to continue to invest significant resources in technology to enhance user experience. We also plan to refine search engine optimization and use paid search advertising to increase visibility of our products and services. By deepening existing collaborative relationships with our partners and seeking for new partnerships, we aim to reach more end users efficiently.

Government Regulation

There are currently few laws or regulations in Indonesia that are specifically related to the sale of goods and services on the Internet. We currently are subject to Indonesian regulations in our role as a money transfer agent and are, therefore, subject to Indonesian electronic fund transfer and money laundering regulations. We received the requisite GeoTrust Certificate in March 2014 in which entire user transactions have been protected by 256-bit encryption. This is understood to provide a safe platform for online transaction. We believe to be in compliance with all existing Indonesian governmental regulations applicable to e-commerce operator that facilitate online transactions between sellers and buyers.

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

To date, we have not incurred any compliance-related expenses with any governmental laws in Indonesia pertaining to the use of our e-commerce portal as a payment option for online shopping and other transactions.

Employees

As of December 31, 2018, we had an aggregate of 77 employees working at our Company and subsidiaries. Mr. Edwin Witarsa Ng, CEO and Chairman (“Mr. Ng”)and Mr. Windy Johan, our CFO (“Mr. Johan”), constitute our management team, together with Mr. Deddy Oktomeo (“Mr. Oktomeo”), CEO of our wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, Mr. Christopher Danil, CEO of PT Kinerja Indonesia, Mr. Henful Pang, Commissioner of PT Kinerja Indonesia, and Mr. Anoki Kiyosyi, CEO of PT Kinerja Simpan Pinjam. They are not obligated to contribute any specific number of hours per week to our operations and intend to devote only as much time as they deem necessary to the Company’s affairs until our business scales and new business initiatives require to do so. We have not entered into employment agreements with Mr. Ng, Mr. Johan, Mr. Oktomeo, Mr. Danil, Mr. Pang and Mr. Kiyoshi.

The employees of our Company and our subsidiaries are not subject to any collective bargaining agreement. We believe that we have good relations with our employees.

Transfer Agent

Our stock transfer agent is Transfer Online, Inc., with offices located at 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227 2950, their fax number is (503) 227 6874, and their website is transferonline.com.

Corporate and Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge though our website (https://www.kinerjapay.co/) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these documents, the information contained on our website or available by hyperlink from our website is not incorporated by reference into this report or any other documents we file, with or furnish to, the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business and Industry

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need to continue to increase sales and revenue to fund business expenses, and support business expansion through the sale of restricted shares of our Common Stock, and the issuance of convertible notes.

During the year ended December 31, 2018, we raised $500,000 from the private sale of equity securities and received net proceeds of $1,519,000 and $100,000 respectively from issuance of convertible notes and exercise of warrants. On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of our 11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an offering price of $25 per share. If the offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on OTC Market Group’s OTCQB. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Our existing electronic payment service and virtual marketplace businesses were first launched and operated by PT Kinerja in February 2015 and only has a limited operating history. The Company initially utilized KinerjaPay IP and operated KinerjaPay.com through License Agreement entered into with PT Kinerja in December 2015 before acquiring PT Kinerja as a wholly-owned subsidiary in August 2018. As a result of limited operating history of the business, and the Company’s short period of control over the subsidiary, the business may not break-even or become profitable in the near future, if at all. If we are unable to reach profitability, our stock price would decline and our ability to continue to raise capital, either equity or debt, may be adversely affected. The e-commerce market in Indonesia is emerging and evolving; we may need an extended period of time to prove our business model in the local market and reach long-term profitability and scalability, during which we will encounter risks and difficulties commonly faced by any early-stage companies in new and rapidly evolving markets.

We will need to raise capital in order to realize our business plan, the failure of which could adversely impact our operations.

We are currently not profitable. For the fiscal year ended December 31, 2018 and as of the date of this report, we assessed our financial condition and concluded that we may need to raise additional capital to fund business operations for the next 12 months from the date of the report. Our  auditor’s report for the year ended December 31, 2018 includes a going concern opinion on the matter. We had a net loss of $8,393,660 for the year ended December 31, 2018. During the same period, cash used in operations was $2,037,691, the working capital deficit and accumulated deficit as of December 31, 2018 were approximately $3,594,000 and $18,145,000, respectively. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Without adequate funding or a significant increase in revenue, we may not be able to resume operations in the normal course of business or expand business development efforts in other strategic initiatives; we may not be able to invest in research and development needed to upgrade technological infrastructure of our electronic payment service, virtual marketplace and gamification features; we may not be able to acquire additional businesses or form more collaborative relationships with third parties to gain market share in the e-commerce market. As of December 31, 2018, we had available cash resources of $150,091.

Overall, we have funded our cash needs from inception through the date hereof with a series of debt and equity transactions, and through cash flow from our revenue-generating operations.

We expect to continue to finance our operations, acquisitions and develop strategic relationships, primarily by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on existing stockholders’ ownership interest, which could cause the market price of our common stock to decline. We may also issue securities in our subsidiaries, and these securities may have rights or privileges senior to those of our common stock.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our business plan executions and could lead to abandonment of one or more of our initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. Any additional equity financing will likely be dilutive to stockholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2018, we had 77 employees. As our marketing plans and business strategies develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	maintaining and furthering collaborative relationships with third-party business partners, service providers and investors; and
●	improving our operational, financial and management controls, reporting systems, and procedures of the Company and its subsidiaries.

Our future financial performance and our ability to scale our e-commerce business will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our marketing plans to promote e-commerce business may be delayed, or terminated; our technological integrity of the IT system backing up KPAY, KMALL and KGAMES may be compromised, and we may not be able to ensure the security of our electronic payment service or prevent system malfunction of the virtual marketplace. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals, and we may face loss and liability in connection with any deficiency in service caused by the lack of capable personnel or errors made by third party contractors.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management, including Mr. Ng, our CEO and controlling shareholder, and certain key personnel. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, could delay the development and sale of our services and products, disrupt our business, and interfere with our ability to execute our intended business plan.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. There are currently no options and/or equity awards outstanding. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified personnel. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Our revenue will be dependent upon acceptance of our e-commerce services and products by Indonesian Consumers. The failure of such acceptance will cause us to curtail or cease operations.

We are uncertain whether our e-commerce services and products including KPAY, KMALL and KGAMES will be accepted by Indonesian consumers and become commercial success. A number of factors may limit the market acceptance of our services and products, including:

●	the availability of alternative electronic payment solutions;
●	the competitiveness of transaction fees using our services relative to alternative electronic payment solutions;
●	competition from other locally or internationally recognized virtual marketplaces;
●	market demand for our e-commence products and services proves to be smaller than we expect;
●	user friendliness of our services and products in comparison to competitors;
●	research and development turns out to be costlier and/or more time-consuming than anticipated; and
●	change in regulatory environment may make running our Portal and virtual marketplace become uneconomical.

We may not be able to realize substantial streams of revenue from our offering of services and products if we lose market share in currently dominant market such as the mobile phone credit voucher business, or fail to increase market share in electronic payment service and virtual marketplace. We may incur significant amount of capital expenditure on research and development to exploit and commercialize KinerjaPay IP but never succeed despite of management’s effort.

Service interruption in PT Kinerja may harm our business operations.

We rely on our wholly-owned subsidiary PT Kinerja to provide substantially all technology support required for electronic payment service and payment processing on our virtual marketplace. If the operations of PT Kinerja are limited, restricted, curtailed or degraded in any way or become unavailable to our users for any reason, our business operations may be materially and adversely affected. PT Kinerja operates all of the servers, manages the 1,500 square-feet data center located in North Sumatra, Indonesia, and provides hosting and maintenance services to all infrastructure systems which we rely on.

PT Kinerja’s operation is subject to a number of risks that could materially and adversely impact its ability to provide payment processing and escrow services to KPAY and KMALL, including:

●	service outages, system failures or failure to effectively scale the system to handle large and growing transaction volumes;
●	breach of users’ privacy and concerns over the use and security of information collected from customers; and
●	failure to manage funds accurately or loss of funds, whether due to employee fraud, security breaches, technical errors or otherwise.

While all of our operations have disaster recovery plans in place and we plan to carry property and business interruption insurance, preventive measures and insurance coverage may be inadequate. Despite any precautions we undertake, damage from natural disasters, outbreak of war, escalation of hostilities, acts of terrorism, and similar events at PT Kinerja’s computer facilities could result in interruptions in the flow of data to our users. In addition, any failure by the computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our user data operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our services to our customers and increased operating costs.

If glitches and errors interrupt user experience with our services, our Company may attract negative publicity and incur further cost to remedy the situation. We may also be subject to liability if the glitches and malfunctions cause breach of the security of user proprietary information. There is no assurance that technical difficulties will not occur in the normal course of business of PT Kinerja. Resulting business consequences may include decrease in market acceptance of our services and products, loss of trust from our existing customers, diversion of development resources and management attention, damage to our reputation, potential litigation, and increased service costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Change in Credit card associations rules may harm our business.

Credit card associations rules may change or certain practices could negatively affect our electronic payment service business and, incompliance with these rules may result in our inability to accept credit cards from our customers. If we are unable to accept credit cards, our competitive position would be critically damaged. We are not a bank and as a result we are barred from belonging to or directly access any credit card associations or bank payment networks. We rely on banks, credit card companies, and their respective service providers to process our transactions. We must comply with the operating rules of credit card associations and bank payment networks as they apply to all merchants dealing on our Portal. The association’s member banks set these rules, and the association interprets the rules. Some of those member banks compete with us in providing electronic payment services to customers and businesses. Credit Card Association could issue new operating rules or change interpretations of existing rules which we may find difficult or impossible to comply with, in which case we could lose our ability to provide customers with the option of using credit cards to process payments and thus lose our competitive position to financial institutions and/or other electronic payment solution providers.

We rely on a single bank for payment processing.

Bank Central Asia (“BCA”) currently processes our bank transactions and our credit card transactions. BCA also provides payment processing services to some of our competitors and offers credit card processing services directly to online merchants. If our cooperative relationship with BCA become unsustainable, we may not be able to find alternative bank, credit card companies and other service providers quickly at acceptable terms to prevent any disruption in our service.

Increase in transactions processed by credit card may increase our transaction cost.

We pay significant amount of transaction fees depending on issuing banks’ policies, which ranges from 0% to 3% when payers fund payment transactions using credit cards, nominal fees when payers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when payers fund payment transactions from an existing e-wallet account with us. Users may prefer funding payments by credit card because of certain protection and benefits offered by credit cards, including the ability to dispute and reverse merchant charges, offering cash reward and incentive programs. Our transaction fees may increase significantly which in turn squeeze our profit margin in electronic payment service if increasing number of users switch to using credit card as their preferred method of payment.

From time to time, Credit card associations increase the interchange fees that they charge for each transaction using their cards. Our credit card processors have the right to pass any increases in interchange fees on to us. Any such increased fees could increase our operating costs and reduce our profit margin. Furthermore, our credit card processors require us to pledge cash as collateral with respect to our acceptance of certain credit cards and the amount of cash that we are required to pledge could increase at any time.

We may incur liabilities and losses related to our electronic payment processing business; insurance coverage is expensive and difficult to obtain, we may be exposed to lawsuits and monetary penalties that will harm our business.

Our business exposes us to potential liability risks which are inherent in the e-commerce market. As we will take preventive measures we deem to be appropriate to avoid potential liability claims against us, there can be no assurance that we can avoid exposure to significant liability claims. Liability insurance for electronic payment processing industry is generally expensive. We also plan to obtain liability professional indemnity insurance coverage for our Portal services. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue our business.

The loss of market share in the mobile phone credit top-up business or a change in mobile phone bill payment method could harm our business.

Currently we are one of the few players in Indonesia providing mobile phone credit top-up service to our electronic payment service users. The business contributes a significant amount of revenue to our Company. During the year ended December 31, 2018, revenue generated from mobile phone credit top-up service amounts to $1,412,303. There can be no assurance that customers will continue to favor our service if other competitors offer more affordable and convenient payment options. If mobile service providers offer payment options using credit cards or bank accounts directly, our service may be obsolete and cause material adverse effect on our business, operating results and financial condition.

We may be unable to compete successfully against current and future competitors.

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

Customer complaints or negative publicity about our product and customer service could harm our business.

Customer complaints or negative publicity about our products and services could tarnish our reputation and decrease customer confidence. Customer complaints may stem from system malfunction, server shutdown, breach of privacy, fraud, disputes around online transactions, and inadequate customer service towards issues and disputes. Measures we sometimes take to combat risks of fraud and breaches of privacy and security, such as freezing customer funds, can damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. We may receive negative media coverage, as well as public criticism regarding customer disputes. Effective customer service requires significant personnel expense, and if not managed properly, could adversely impact our business. We expect to employ more customer service and sales representatives at PT Kinerja. Any inability to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers’ confidence in our business.

We have limited experience in managing and accounting accurately for large amounts of customer funds. Our failure to manage these funds properly would harm our business.

Our ability to manage customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. With limited experience, we may mishandle a single large transaction or encounter technical difficulty in surging volume of transactions. Any failure to maintain controls over large amount of customer funds can hurt consumer confidence and drive away large merchants.

We face considerable risks of loss due to fraud and/or disputes between senders and recipients. If we are unable to deal effectively with losses from fraudulent transactions and user disputes, our losses would increase, and our business would be materially adversely affected.

We face significant risks of losses and liabilities to fraud and disputes between senders and recipients, including:

●	settling funds for illegitimate transactions and unable to recover them;
●	fraud and identity thieves using stolen or fabricated credit card or bank account numbers causing damage to users; and
●	inability to collect chargebacks or refunds.

Illegitimate transactions can expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of our payments services may make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services such as alcoholic beverages, tobacco products, prescription medications, controlled substances, pirated software and intellectual properties, illegal online games, illegal activities such as money laundering, bank fraud, child pornography trafficking, online securities fraud, and terrorist financing.

In the event that a billing dispute between a buyer and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the buyer. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the buyer. If our chargeback rate becomes excessive, credit card associations may require us to pay fines and could terminate our ability to accept their cards for payments.

In configuring our payments services, we face an inherent trade-off between security and customer convenience. We believe that several of our current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to fraudulent transactions. We expect that technically knowledgeable criminals will continue to attempt to circumvent our anti-fraud systems. Our current business and anticipated growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our risk management infrastructure, techniques, and processes. If our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development efforts with respect to our e-commerce business and any future products or services that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners for which the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership because our e-commerce business may be deemed to be too early stage for collaborative effort and third parties may not view our business model as having the requisite potential to demonstrate security and scalability. Further, collaborations involving our services and products, are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	collaborators may elect not to continue or renew revenue-sharing agreements for our electronic payment service and virtual marketplace; changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators could independently develop, or develop with third parties, electronic payment service, e-wallet, payment gateway, virtual marketplace, online game, and any other related e-commerce services or products that compete directly or indirectly with our services, products or product candidates;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the termination of the joint effort, loss of revenue source, or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them and, in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements or any unexpected termination of the existing relationships could cause loss of revenue streams and user base in the short term, and would harm our business prospects, financial condition, and results of operations.

We have established current business model by acquisitions of requisite technology infrastructure and intellectual properties; future acquisitions may not be successful or may not realize the long-term performance we expect from business integration.

Corporate and product acquisition is an important part of our growth strategy. We may not be able to identify suitable targets given the relatively narrow scope of our business. We may not be able to close an acquisition or lose to other competitors due to inadequate capital funding. If we make strategic acquisitions to expand our existing business lines or develop new business services or products, the target may be loss-making; we may incur significant operating expenses and capital expenditure which will adversely impact our financial results. The acquired business may compete directly or indirectly with one or more of our existing strategic partners or collaborators, thus negatively impacting other existing revenue streams. There is no assurance that we will be able to realize the expected benefits of synergies and growth opportunities in connection with these acquisitions. Acquisition could be dilutive to earnings, or in the event of acquisitions made through the issuance of commons stocks, may be dilutive to our existing shareholders.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.

In forming PT Kinerja SP, a new wholly-owned subsidiary in an effort to develop our KFUND brand and tap into peer-to-peer micro-lending market, we anticipate the launching cost will be approximately $175,000. There is no assurance that the business will materialize in the near future. Failure to successfully launch the business, integrate it into our existing operations and manage risks related to the new business could have a material adverse effect on our business, results of operations and financial condition.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our proprietary technology, domain name and licenses and other intellectual property rights are critical to our success. We rely on, and expect to continue to rely on, existing KinerjaPay IP backed by PT Kinerja, any proprietary technology developed internally and other intellectual property rights acquired through various third party collaborative relationships to build our continuing business and brand. However, various events outside of our control may pose a threat to our intellectual property rights, as well as to our products and services. Effective protection of our proprietary technology, domain names, and licenses is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. Our intellectual property rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Our agreements with employees and third parties that place restrictions on the use and disclosure of any intellectual property rights may be insufficient or may be breached, or we may not enter into sufficient agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our proprietary technology and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property.

Cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we collect, process and store certain personal and other sensitive information from users of our electronic payment service and virtual marketplace, which makes it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our platform could cause confidential borrower and lender information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and lenders could be severely damages, we could incur significant liability and our business and operations could be adversely affected.

We face increasing competition in the Indonesian e-commerce market.

We compete in the Indonesian market, which is characterized by vigorous competition, changing technology, changing customer needs, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. We also expect new entrants to offer competitive products and services. Certain merchants have long-standing exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that we offer. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected. We may, from time to time, make adjustments to pricing, service scope or marketing strategies that are unwelcomed by our users as we respond to changing competitive landscape in the market, which could reduce activity on our Portal and harm our business.

Our notable competitors in the electronic payment services sector include payment processors such as Doku and Veritrans. Our notable competitors in the virtual marketplace sector include Tokopedia, Bukalapak, Shopee, Lazada, Zalora, OLX, and Blibli.

We have limited or no experience competing in certain international markets, where we hope to compete, beyond Indonesia.

We intend to expand our business in selected international markets, initially in the Southeast Asian region. We may face challenges in expanding our international and cross-border businesses and operations which may expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks. We will face risks associated with expanding into markets in which we have limited or no experience, in which we may be less well-known or have fewer available local resources and in which we may need to localize our business practices, culture and operations. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. We may also face protectionist policies that could, among other things, hinder our ability to execute our business strategies and put us at a competitive disadvantage relative to domestic companies in other jurisdictions. The expansion of our international and cross-border businesses will also expose us to risks inherent in operating businesses globally, including:

●	lack of acceptance of our products and service offerings, including offering customers the ability to transact business in major currencies in addition to the Indonesian Rupiah;
●	challenges and increased expenses associated with staffing and managing international and cross-border operations and managing a multi-national organization;
●	trade barriers, such as duties and taxes, competition law regimes and other trade restrictions, as well as other protectionist policies;
●	compliance with privacy laws and data security laws; heightened restrictions and barriers on the transfer of data between different jurisdictions;
●	the need for increased resources to manage regulatory compliance across our international businesses in multiple jurisdictions with different and sometimes conflicting requirements;
●	foreign currency restrictions and exchange rate fluctuations;
●	challenges caused by distance, language, business customs and cultural differences; and
●	political instability and general economic or political conditions in particular countries or regions.

Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.

We are currently subject to Indonesian electronic fund transfer and money laundering regulations in our capacity as a money transfer agent. As we seek to build a trusted and secure platform for e-commerce, and as we expand our network of users and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the payment processing, collection, use, retention, privacy, security, and transfer of information, including the personally identifiable information of our employees and users. In the future, we may be further subject to:

●	banking regulations;
●	additional electronic fund transfer and money laundering regulations;
●	international banking or financial services regulations or laws governing other regulated industries and regions; or
●	international regulation of Internet transactions.

If we are found to be engaged in any unauthorized banking business, we may be subject to monetary penalties and be required to cease business. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and industry standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, adverse media coverage, investigations, or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

It may be difficult to enforce a U.S. judgment against us, our officers and directors and the foreign persons named in this Annual Report on Form 10-K in the United States or in foreign countries, or to assert U.S. securities laws claims in foreign countries or serve process on our officers and directors and these experts.

While we are incorporated in the State of Delaware, currently a majority of our directors and executive officers are not residents of the United States, and the foreign persons named in this Annual Report on Form 10-K are located in Indonesia. Other than our cash assets held in our U.S. bank accounts, all of our operating assets are located outside the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to assert U.S. securities law claims in original actions instituted in foreign countries in which we operate. Foreign courts may refuse to hear a claim based on a violation of U.S. securities laws on the grounds that foreign countries are not necessary the most appropriate forum in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that foreign law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by foreign countries law. There is little binding case law in foreign countries addressing the matters described above.

Our reported financial statements and results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial statements and results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes, and controls. Changes in any new standards may result in materially different financial statements and results and may require that we change how we process, analyze, and report financial information and that we change financial reporting controls.

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to repay the Notes at maturity.

In consideration of the acquisition of PT Kinerja Indonesia in August 2018, the Company issued a Promissory Note of $1,200,000 with interest of 6.00% per annum. The note is due twenty-four months from August 31, 2018. Our ability to repay full principal with interest upon note maturity will depend on our ability to generate sufficient cash flow from operations and equity financing to fulfill debt repayment. Our inability to repay the note in full at maturity will lead to default and we may be responsible for additional cost related to collection and attorney fee. The Company currently runs working capital deficit as of December 31, 2018, we may not have sufficient funds to repay the indebtedness at maturity.

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders.

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders. As of December 31, 2018, we had $1,304,853 outstanding notes convertible into up to our common stock based on then applicable conversion prices, which are subject to adjustment based upon applicable discounts based upon the closing market price of our common stock on the respective dates of conversion. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to us), and each note may not be converted during the first six-month period from the date of issuance. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible debt or notes to their face amount over the terms. We will report higher net loss in our financial results in part because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

In addition, because our convertible notes may be settled entirely or partly in cash, under certain circumstances, these are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion are not included in the calculation of diluted earnings per share except to the extent that the conversion value exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of our convertible notes, then our diluted earnings per share would be adversely affected.

Risks Related to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of our common stock with a par value of $0.0001 per share. As of April 22, 2019, we have approximately 236,931,976 shares of Common Stock available for issuance. Our Board of Directors may choose to issue some or all of such shares for business acquisition and for funding of operations without stockholder approval. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our articles of incorporation authorizes the issuance of up to 10,000,000 shares of our preferred stock with a par value of $0.0001 per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders. As of April 22, 2019, 400,000 shares of Series A Convertible Preferred Shares issued were fully converted to 1,666,667 shares of Common Stock; 500,000 shares of Series B Preferred Shares was issued and outstanding. On November 2, 2018, we filed a Registration Statement on Form S-1 for the offering of up to 300,000 shares of Series C Preferred Stock at an offering price of $25.00 per share. The Registration Statement is pending, and we will file an amendment in response to limited SEC comments as soon as practicable after filing this Form 10-K.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”), as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

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

Mr. Ng, our Controlling Shareholder and Chairman controls approximately 54.47% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of April 22, 2019, Mr. Ng, our controlling stockholder, executive officer and director has voting control of 54.47% of our voting capital stock, consisting of 1,266,667 shares of our Common Stock (of which 400,000 shares of Common Stock pledged to secure loan to Mr. Ng) and 500,000 shares of Series B Preferred Stock entitled to a number of votes equal to 51% of all matters subject to vote by the holders of Common Stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholder may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from others. For example, these stockholders may support proposals and actions with which others may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions. Reference is made to the disclosure under “Description of Our Capital Stock - Series B Preferred Stock” below.

We have never paid cash dividends and do not intend to pay dividends on any investments in the shares of stock of our Company in the foreseeable future.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. The Board of Directors has not directed the payment of any dividends and does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen, and investors may lose all of their investment in our company.

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempted, the rules require:

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

The price of our Common Shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.30 to a high of $2.74 during the last three fiscal years. Many factors could impact future price of our common shares, including:

●	our inability to raise additional capital to fund our operations;
●	our failure to successfully implement our business objectives and strategic growth plans;
●	compliance with ongoing regulatory requirements;
●	market acceptance of our product;
●	changes in government regulations; and
●	actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

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

We are also subject to the anti-takeover provisions of Delaware General Corporation Law (“DGCL”). Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is in the process of filing an amendment to its Registration Statement on Form S-1, Registration No. 333-228125, in response to limited SEC comments, which amendment will be filed as soon as practicable after filing this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal office is located at J1. Multatuli, No. 8A, Medan, Indonesia 20151. Our offices consist of approximately 4,000 square feet of executive offices and sales and marketing space. The land and building space of our principal office is owned by PT Kinerja and provided to the Company on a rent-free basis. We believe that these facilities will be sufficient for the next twelve months.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of KinerjaPay Corp. trades on the OTCQB under the symbol “KPAY”. On April 22, 2019, the closing price of our common stock reported by the OTC Markets was $0.76 per share.

Holders of record

As of April 22, 2019, there were approximately 80 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

Payment of dividends and the amount of dividends depend on matters deemed relevant by our Board, such as our results of operations, financial condition, cash requirements, future prospects and any limitations imposed by law, credit agreements and debt securities. To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends in the foreseeable future. Furthermore, the terms of any financing arrangements that we may enter into may restrict our ability to pay any dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2018, our financing activities consisted of the following:

Issuance of Shares of Preferred Stock

On January 2, 2018, the Company issued 400,000 Series A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. The Series A Convertible Preferred Stock was convertible into 400,000 shares of the Company’s common stock at a conversion price of $1.25 per share. In addition, on January 2, 2018, the Company issued to the institutional investor Class N Warrants exercisable to purchase an additional 400,000 shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement. The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $300,772.

On December 17, 2018,  the Company issued 500,000 shares of Series B Preferred Stock to the Company’s CEO and Chairman, Edwin Ng. The shares were valued at $871,000 and recognized for Mr. Ng’s services provided to the Company.

Issuance of Shares of Common Stock

On December 19, 2018, the Company issued 1,990,000 restricted shares to various investors to replace previously issued shares that the investors had purchased. The investors’ shares had been misappropriated by a brokerage agent, and the Company made a decision to take responsibility and therefore reissue the lost shares. The shares were valued at $272,630, based on the market value of the common stock on the date of issuance.

Issuance of Shares upon Warrant Exercise

On January 2, 2018, the Company received $100,000 as a result of the exercise by an institutional investor of 100,000 Class C Warrants that had been originally issued as part of a unit purchase transaction in April 2017. The Class C Warrants were exercisable for a period of 12 months to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

On January 9, 2018, 363,127 shares were issued under a cashless exercise of warrants.

Issuance of Shares upon Conversion

On July 11, 2018, the Company issued to the institutional investor a total of 416,667 shares of common stock, pursuant to a notice of conversion dated July 9, 2018, in connection with the conversion of 200,000 shares of the Series A Convertible Preferred Stock, at an adjusted conversion price of $0.60, which adjustment was subject to an agreement between the Company and the institutional investor.

Shares Issued for Services

On January 11, 2018, the Company entered into an advisory agreement with Blockchain Industries, Inc., a public Nevada corporation and Fintech Financial Consultants, Inc., a Nevada corporation. In connection with the advisory agreement, the Company agreed to issue 1,000,000 shares, with a fair value of $1,800,000 recognized as consulting expenses, based upon the price of the shares on the date of issuance.

Based on agreement with Bear Creek Capital on January 29, 2018, the Company issued 25,000 restricted shares and was to issue an additional 25,000 shares 120 days from the agreement, provided the Company was still using the service of the party. Consequently, the Company recorded the stock payable amounting to $34,000 to the party, as the shares were not issued prior to December 31, 2018.

On January 23 and February 14, 2018, the Company issued a total of 200,000 restricted shares to third parties for services valued at $278,500 based upon the price of the shares on the respective dates of issuance.

On February 9, 2018, the Company issued a total of 200,000 restricted shares to two parties in consideration for services valued at $220,000 based upon the price of the shares on the date of issuance.

On February 18, 2018, the Company issued a total of 218,044 restricted shares to a third party in consideration for services valued at $276,916 based upon the price of the shares on the date of issuance.

On March 12, 2018, the Company issued 80,000 restricted shares owing to a third party for services under an agreement entered into in July 31, 2017.

On October 8, 2018, the Company issued 37,500 restricted shares to Mr. Stephen Kann as partial consideration for services to be rendered by Mr. Kann pursuant to his engagement to provide investor relation services to the Company. The services were valued at $10,313, based on the market value of the common stock on the date of issuance.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) and/or Regulation D or Regulation S of the Securities Act. Except with respect to securities sold pursuant to Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients also represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program for our common stock and have not otherwise purchased any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2018 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2018, as compared to the fiscal year ended December 31, 2017. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2018 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Corporate Overview and History

Our business aim is to build a secure and convenient e-commerce ecosystem to customers and merchants through our introduction of services and products including: (i) electronic payment service; and (ii) virtual marketplace both of which are available on the portal, KinerjaPay.com, (the “Portal”). In addition to access to the Portal, our Android and iPhone based mobile application includes additional in-app services to mobile phone users such as social engagement and digital entertainment (the “Mobile App”). A virtual marketplace, powered by our proprietary electronic payment service and gamified with in-app entertainment features, creates a one-stop-shop e-commerce platform for users to BUY, PAY and PLAY. We brand our virtual marketplace under the name of KMALL, our electronic payment solution under the name of KPAY, and our gamification features under the name of KGAMES.

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element (“Equipment”), an equipment that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion efficiency and provide energy at a lower cost. The Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL, organized under the laws of Belgium (“IEC”) on May 14, 2013. The business plan was to use the Equipment to: (i) develop a working prototype of its photovoltaic cell for testing and evaluation; (ii) enter into manufacturing arrangements with third parties to produce the photovoltaic elements and sell to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products. Since the Asset Purchase Agreement with IEC through mid-2015, we did not successfully use the Equipment to develop a working prototype, nor was there any estimated timeline for our ability to put the working prototype in production. Since the Company did not generate any revenue from the technology, we determined that it was not in the best interest of the Company or its shareholders to continue devoting resources and incurring expenditures towards efforts to commercialize the technology using the Equipment.

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the “Rescission Agreement”) pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 333,333 of the 2,000,000 Shares back to the Company; (iii) IEC transferred and assigned the remaining 1,666,667 Shares to Mr. Edwin Witarsa Ng (“Mr. Ng”), a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale of the Rescission Agreement was based upon the Registrant’s determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan.

On December 1, 2015, the Company entered into a license agreement (the “License Agreement”) with PT Kinerja Indonesia, an entity organized under the laws of Indonesia and controlled by Mr. Ng (“PT Kinerja”), for an exclusive, world-wide license to use and commercially exploit technology and intellectual property owned by PT Kinerja (the “KinerjaPay IP”) and its website, KinerjaPay.com (the “Portal”). The Portal, and the technology behind it, KinerjaPay IP, create an e-commerce platform that provides electronic payment solutions to customers and merchants for bill payment, money transfer and online shopping. KinerjaPay.com is among the first portals that allow users to conveniently top up mobile phone credit in Indonesia.

Pursuant to the License Agreement, the Company agreed to: (i) change the name of the Company to KinerjaPay Corp.; (ii) implement a reverse split of the Company’s shares of common stock on a one-for-thirty (1:30) basis; and (iii) raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50. Each unit consists of 1 share of common stock and 1 Class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00 (“Unit Offering”). The Unit Offering is only being made to “accredited investors” who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). On January 20, 2016, the Company closed its first Unit Offering receiving subscription proceeds in excess of $500,000. To date, the Company has raised $1,540,000 pursuant to subsequent Unit Offerings.

On March 10, 2016, the Company’s name changed to KinerjaPay Corp., and its one-for-thirty (1:30) reverse stock split became effective.

On April 6, 2016, PT Kinerja Pay Indonesia (“PT Kinerja Pay”), a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia, for the purpose of developing and managing the Company’s e-commerce business ranging from electronic payment solutions, virtual marketplace, and any other strategies within the e-commerce ecosystem in Indonesia.

On August 31, 2018, the Company completed the acquisition of its licensor PT Kinerja Indonesia (PT Kinerja”), which became a wholly-owned subsidiary of the Company. PT Kinerja Indonesia continues to provide the technology solutions needed by the Company to support its e-commerce business and may expand into cloud computing services and other IT service-related businesses.

On September 13, 2018, PT Kinerja Simpan Pinjam (“PT Kinerja SP”), a wholly-owned subsidiary of PT Kinerja, was organized under the laws of Indonesia for the purpose of developing and managing a peer-to-peer (“P2P”) lending platform focusing on micro-lending activities.

Material Developments During Fiscal 2018

On January 12, 2018, the Company entered into an advisory agreement with Blockchain Industries, Inc., a public Nevada corporation (OTC: BCII), and Fintech Financial Consultants, Inc., a private Nevada corporation (the “Advisory Agreement”). During the fourth quarter of 2018, the Company decided to terminate the Advisory Agreement and not pursue the development of a token- based Payment and Coin- Trading Platform.

On August 31, 2018, the Company completed its acquisition of PT. Kinerja Indonesia, the licensor of the Company’s IP technology and controlled by Edwin Ng, our CEO and principal shareholder. The result of this acquisition will enable the Company to consolidate all of its previous accumulated gross revenue to date. In addition, the Company now has the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra. The Company believes that the acquisition will make the Company more cost efficient. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja Indonesia’s shareholders pursuant to a promissory note due in twenty-four (24) months, bearing interest at 6% per annum, which note may be prepaid by the Company at any time. As of August 31, 2018, the Service Agreement between the Company and PT Kinerja Indonesia was terminated.

On September 13, 2018, the Company incorporated PT. Kinerja SimpanPinjam (“KSP”), a new wholly-owned subsidiary, for the purpose of managing its a peer-to-peer (P2P) lending platform focusing on micro-lending activities under the KFUND brand. At present, KSP is in the process of being registered with Otoritas Jasa Keuangan (“OJK”), an Indonesian governmental agency overseeing and regulating the financial service sector in Indonesia. KSP was incorporated with capital of Rp1,000,000,000 or approximately $70,000 and we expect to increase the capital of KSP within the next year by an additional Rp2,500,000,000 or approximately $175,000.

On October 4, 2018, we entered into a Preliminary Share Sale and Purchase Agreement between PT Kinerjapay Indonesia and PT Mitra Distribusi Utama (“PTMDU”) to acquire PTMDU for Rp40,000,000,000 or approximately $2,758,621. Depending on the amount raised in this Offering, we intend to use $2,500,000 to $3,000,000 for financing the acquisition of PTMDU.

PT. PTMDU has been providing as mobile prepaid data package to all telecommunications operators in Indonesia since 2007. PTMDU generated sales of exceeding $30 million in 2017, mainly by selling prepaid data plans for internet usage to Indonesia’s fast-growing mobile internet users. Depending on the amount raised in this Offering, we intend to use $2,500,000 to $3,000,000 for financing the acquisition of PTMDU.

Results of Operations

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017

Revenue

During the year ended December 31, 2018, we generated gross revenues of $2,825,676, with costs of sales of $2,821,191 for net revenues of $4,485, compared to net revenues from a related party of ($106,262) for the twelve months ended December 31, 2017. The revenues in 2017 were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in negative net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the year ended December 31, 2018 are summarized as follows in comparison to the year ended December 31, 2017:

	Year Ended December 31,
	2018	2017
Marketing Expenses	$228,686	$148,187
General and administrative	6,282,352	5,446,336
Depreciation	65,086	2,875
Other income (expense)	(1,822,021)	(462,133)

Marketing expenses for the year ended December 31, 2018 increased by 54% compared to marketing expenses for the same period in 2017. The increase was the result of the Company trying to grow their business on their portal.

General and administrative expenses for the year ended December 31, 2018 increased by 13% compared to general and administrative expenses for the same period in 2017. The main components of general and administrative expenses in 2018 consisted of approximately $2,088,000 in consulting fees, approximately $3,358,000 in shares issued for services, and approximately $865,000 in legal and professional fees. Included in the shares issued for services was $871,000 for the Series B preferred shares issued to the CEO for 51% of the voting control of the Company. The legal and professional fees are primarily fees related to the convertible debentures, the activity of which has increased in 2018, both for issuance and opinion letters related to the conversions of the convertible debentures. Included in general and administrative expenses in the year ending December 31, 2017 was approximately $4,627,000 in shares issued for services. Legal fees in 2017 was approximately $80,000.

Depreciation expense increased over 2000% in the year ended December 31, 2018 as compared to the same period in 2017, due to the fixed assets associated with the PT Kinerja acquisition.

Working Capital

	December 31,
	2018	2017
Current assets	$401,785	$248,227
Current liabilities	3,996,097	641,777
Working capital (deficiency)	$(3,594,312)	$(393,550)

Current assets increased by approximately $154,000, which was primarily attributable to the following: (i) the $120,000 note receivable related to the back end note with GS Capital (see Note 6 in the consolidated financial statements); and (ii) an increase in inventory due to the acquisition of PT Kinerja. Current liabilities increased by approximately $2,354,000, which was primarily attributable to the following: (i) an increase of approximately $835,000 in convertible debentures, net of the debt discount; and (ii) the addition of the $807,000 derivative liability, which arose out of the convertible features of the convertible debentures meeting the qualification for derivative accounting, (iii) the addition of the $374,000 warrant liability, which arose out of the convertible features of the convertible debentures requiring the warrants to be classified out of equity, due to not being able to determine if there are sufficient authorized and unissued common shares of the Company, and (iv) $600,000 for the current portion of the promissory note related to the acquisition of PT Kinerja as well as the assumed on demand officer loan of approximately $708,000.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017

Net loss	$(8,393,660)	$(6,165,793)

Net cash used in operating activities	(2,037,691)	(1,423,517)
Net cash used in investing activities	(11,650)	(11,626)
Net cash provided by financing activities	2,119,000	1,547,000
(Decrease)/Increase in cash and cash equivalents	$(10,538)	$111,857

Net cash used in operating activities increased by approximately 43% for the year ended December 31, 2018, as compared with the same period in 2017. The increase in cash used was a result of the increase in the net loss of approximately 34%, plus the increase in non-cash activities, including the penalties and loss on conversions of common and preferred stock, and warrant exercise modification totaling approximately $928,000, the financing costs of approximately $495,000, the net decrease in the fair value of the derivative and warrant liabilities of $123,000 and the amortization of debt discount of $183,500. None of these same charges occurred in the year ended December 31, 2017. The expenses arising from stock issued for services, including the Series B preferred stock in 2018, were fairly consistent between years, as were the changes in net assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2018 was fairly consistent to the same period in 2017. Net cash used in investing activities was primarily for the purchase of fixed assets, offset in 2018 by the cash received in the PT Kinerja KI acquisition.

During the year ended December 31, 2018, our financing activities consisted of $1,519,000 in proceeds from convertible debentures, $100,000 in cash received in warrants exercise and $500,000 in proceeds from the issuance of Series A Preferred Stock. Our financing activities during the year ended December 31, 2017, consisted of $952,000 for the sale of common stock, and $595,000 proceeds on debt.

Convertible Note Agreements

On October 11, 2018, the Company entered into three convertible notes with Armada Investment Fund LLC, BHP Capital NY, Inc, and Jefferson Street Capital, for the principal amount of $55,000 each, convertible into shares of common stock of the Company, which mature on July 11, 2019. The notes bear interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the notes, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The s are convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreements, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of each note. During the first 180 days the convertible redeemable notes are in effect, the Company may redeem the notes at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with each note, the Company issued 150,000 warrants (for a total of 450,000 warrants), exercisable at $0.34, with a five year term.

On October 16, 2018, the Company entered into a 12% convertible note with Power Up Lending for the principal amount of $43,000, convertible into shares of common stock of the Company, which matures on July 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $64,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note.

On October 29, 2018, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on October 29, 2019, and has a $5,000 OID. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as inability or delay issuing shares upon conversion request. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days.

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with Auctus Funds, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at a variable conversion rate lessor of (i) lowest closing price during the previous 25 trading day period, prior to the date of note and (ii) the variable price, which is 60% by market price (lowest closing price for 25 days prior to conversion). The discount increases by 15% discount if there is a DTC “chill” in effect., and an additional 10% if the Company is not DWAC eligible. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain the reserve shares, or fails to replenish then within 3 days of request, the principal balance increases by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. In connection with the note, the Company issued 375,000 warrants, exercisable at $0.20, with a five year term.

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate lessor of (i) the closing price on the day preceding the issue date and (ii) 60% of either the lowest closing price during 25 days prior to and including the conversion date, or the closing bid price, whichever is lower. The discount increases by 15% discount if there is a DTC “chill” in effect, or closing price falls below $0.05875. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. In connection with the note, the Company issued 312,500 warrants, exercisable at $0.24, with a five year term.

On December 3, 2018, the Company entered into a 12% convertible note with Power Up Lending, for the principal amount of $53,000, convertible into shares of common stock of the Company, which matures on September 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On January 12, 2018, the Company issued a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $153,000, which note was due on July 12, 2018. The note was convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note including, among others, default in payment at maturity or a formula based upon a discount from the trading price of the Company’s shares during a period prior to notice of conversion. The note has been fully converted to common stock on several occasions in July and August 2018 into 478,533 shares of common stock, based upon an average conversion price of $0.36 per share.

On March 7, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $63,000, which was due on September 7, 2018. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $94,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. During September 2018, the note was fully converted into 352,782 shares of common stock, at an average price of $0.24.

On May 1, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which note was due on November 1, 2018. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $79,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. The note was fully converted on several dates in December 2018, at which time the derivative fair value of $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 178.15%, and the various estimated reset exercise prices weighted by probability.

On June 13, 2018, the Company executed a 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $225,000, with an OID of $22,500. The first tranche of the note, in the principal amount of $75,000, with an OID of $7,500 for net cash receipt of $67,500, was paid at closing. Cross Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. On August 21, 2018, a second tranche, for a 10% convertible promissory note in the amount of $25,000 was executed. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note.

On July 27, 2018, the Company executed an 8% fixed back-end convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000, and is due on March 27, 2019. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 5 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

On July 19, 2018, the Company entered into two 10% convertible redeemable notes to GS Capital in the aggregate principal amount of $250,000, convertible into shares of common stock of the Company, with maturity dates of July 19, 2019. Each note was in the face amount of $125,000, with an original issue discount of $5,000, resulting in a purchase price for each note of $120,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $120,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The notes are convertible beginning six months after issuance, at the lower of (i) $0.60 or (ii) 65% of the lowest of trading price for last 20 days, with the discount increased to 45% in the event of a DTC chill. The second note is not convertible until the buyer has settled the Buyer Note in cash payment, which must be funded by March 20, 2019. The Buyer Note was funded on January 17, 2019, for gross proceeds of $114,000. During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 113% to 137% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of each debenture.

On July 30, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, and is due on May 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $94,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 11, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, due on June 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $94,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%.. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On January 30, 2019, the Company executed an 10% convertible promissory note payable to Firstfire Global Opportunities Fund, LLC in the principal amount of $131,250, for a purchase price of $125,000, which is due on September 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 25 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On February 11, 2019, the Company executed an 8% convertible promissory note payable to Crown Bridge Partners in the principal amount of $150,000, with an OID of $10,500. The first tranche of the note, in the principal amount of $50,000, with an OID of $3,500 for net cash receipt of $46,500, was paid at closing. Crown Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. Each tranche shall be due eighteen months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at a variable conversion rate of 55% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.01 or the Company is not DTC eligible, then an additional fifteen percent (15%) discount shall be factored into the conversion price, and the principal will be increased by $15,000. The discount will also be increased by 10% if the Company’s common shares are not DWAC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note.

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default .Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days.

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favoured nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms.

Going Concern

The accompanying audited consolidated financial statements contained in this annual report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the year ended December 31, 2018, the Company had a net loss of approximately $8,394,000. At December 31, 2018, the Company had an accumulated deficit of approximately $18,145,000 and a working capital deficit of approximately $3,594,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2018, the Company received net cash proceeds of approximately $1,519,000 from the issuance of new convertible debentures. Subsequent to December 31, 2018, the Company received approximately $771,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Future Financing

We will require additional funds to implement our growth strategy for our business. Subsequent to year end, we have raised approximately an additional $920,000, net of OID, from convertible debentures. Additionally, on December 10, 2018, we entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, we have not received the subscription proceeds, but we reasonably expect to receive these proceeds or a significant portion thereof during April 2019.

However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $3,000,000 to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

●	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

●	Level 2: Inputs to the valuation methodology include:

-	Quoted prices for similar assets or liabilities in active markets;
-	Quoted prices for identical or similar assets or liabilities in inactive markets;
-	Inputs other than quoted prices that are observable for the asset or liability;
-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2018. The Derivative  and warrant liabilities at December 31, 2018, are Level 3 fair value measurements. The Company did not have any Level 1, Level 2 or Level 3 financial assets and liabilities as of and for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended December 31, 2018.

For the year ended December 31, 2017, pursuant to ASC 605, the Company recognized their revenue at net since they were an agent and not a principal to the various transactions with other financial institutions and or technology companies through their leased portal. Gross cost of goods sold exceeded gross revenues for the year ended December 31, 2017. We recognized revenue when the four criteria of revenue have been met which includes 1) Persuasive evidence of an arrangement, 2) services and or delivery being rendered, 3) the price is fixed or determinable and 4) collectability is reasonably assured.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, our management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing our income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact us. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. We have analyzed the provisions of the Tax Reform Law to assess the impact on our consolidated financial statements.

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

Embedded derivatives are separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the Statement of Operations.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We expect to apply the ASU without adjusting the comparative periods and, if applicable, recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We do not expect the implementation of this new pronouncement to have a material impact on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The new guidance clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was adopted January 1, 2018 and did not have a material impact on the financial position or results of operations.

On July 13, 2017, the FASB issued a two-part Accounting Standards Update (ASU), No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. This guidance was adopted January 1, 2018, and has been applied to the financial instruments issued during the year ended December 31, 2018, which had down round features.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	inadequate segregation of duties consistent with control objectives;
●	lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
●	No formal written policy for the approval, identification and authorization of related party transactions currently exists; and
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	continue to obtain sufficient resources to achieve adequate segregation of duties;
●	identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the fiscal year ended December 31, 2018, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. We have engaged additional key personnel to assist management in the operations of our key businesses. Mr. Christopher Danil, CEO of PT Kinerja, Mr Henful Pang, Commissioner of PT Kinerja, and Mr. Anoki Kiyosyi, CEO of PT Kinerja SP, oversee transactions and operations of individual subsidiaries. The appointment of these key roles is intended to maintain the independence in operations of each business and install checks and balances in daily processing of transactions. They collectively will create a more effective stream of information flow and communications to management, to enhance segregation of duties within the corporate structure. During the fiscal year ended December 31, 2018, we retained qualified third-party personnel with GAAP expertise, to assist in the preparation of annual report with management oversight during the process. We believe the addition of third-party expertise will enhance our current financial reporting processes and in a long run assist management to build effective processes to accomplish financial reporting objectives. Key personnel in charge of financial reporting of the Company and its subsidiaries have met in December 2018 to plan for a more streamlined financial reporting process with improved internal control in the light of recent business acquisition and new line of business. We plan to:

●	standardize chart of accounts for the Company and its subsidiaries to facilitate financial statement consolidation; and
●	migrate all business units to use a well-regarded third-party accounting software with built-in controls and documentation and hire qualified personnel with expertise in the use of such software, to enhance daily accounting procedures and period-end financial reporting process.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Management’s report on internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a Smaller Reporting Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2018.

Name	Age	Position
Edwin Witarsa Ng	37	Chief Executive Officer and Chairperson of the Board of Directors
Windy Johan	42	Chief Financial Officer
Deddy Oktomeo	48	Chief Executive Officer of PT Kinerja Pay

Our Executive Officers

Edwin Witarsa Ng – Chief Executive Officer and Chairperson of the Board of Directors

Mr. Ng has served as our CEO and Chairperson of the Board of Directors since November 15, 2015, prior to which in 2007, Mr. Ng founded PT Kinerja, an Information Technology company organized under the laws of Indonesia with offices located in Medan, Indonesia and operations throughout Indonesia. PT Kinerja operates through the following units, among others: (i) KinerjaHosting, which is engaged in the business of providing data hosting to Companies and/or individuals, as well as website domains and VPS services; (ii) KinerjaNet, which is engaged in the business of Internet Service Provider by providing internet connectivity to corporate offices, households, and internet cafes; and (iii) Kinerja Technology, which is engaged in the business of Application Development, mobile app development, website development, and Software implementation such as ERP and CRM Software. PT Kinerja also partnered with IBM to build the first Tier 2+ Data Center in Medan City (KDC Medan). In February 2015, Mr. Ng started the business of KinerjaPay.com, under the corporate umbrella of PT Kinerja, an e-commerce payment gateway with marketplace platform. In August 2018, PT Kinerja was acquired by PT KinerjaPay Corp. and became a wholly-owned subsidiary. Since 2007, Mr. Ng has served as the CEO and President of PT Stareast Sejahtera Group, a real estate development company with operations in Medan, Pekanbaru, and Bintan Island, Indonesia. Since 2007, the company has built and operated hotels, apartment complexes, and conducted extensive real estate development in Indonesia. In 2012, Mr. Ng established PT GrahaPecatu Sejahtera, a real estate development company for which he has served as the CEO & President and built a four-star Condotel in Bali, Indonesia. Mr. Ng has other business interests in asset management, tire distribution, marketing consultancy and hospitality.

Mr. Ng intends to devote 20% of his professional time to the business affairs of the Registrant.

Mr. Ng received his undergraduate degree from the University of Southern California (USC) School of Engineering, Los Angeles, CA in 2002 with a major in Management Information Systems and a Minor in SAP Implementation Systems. He received his post-graduate degree from the University of Toronto in 2004 majoring in Information Science.

We believe Mr. Ng is qualified to serve on our Board of Directors because of his education, extensive business background, and experience with e-commerce industry.

Windy Johan – Chief Financial Officer

Mr. Johan has served as the Chief Financial Officer of our Company since December 7, 2017, prior to which in 2013, Mr. Johan served as the Financial Controller of PT. Loka Wisata Asri, a resort and hotel company owning and operating resorts in Bali, Kota Bunga (Bogor) and Anyer, Indonesia. From April 2014 through November 2017, Mr. Johan served as a Finance and Accounting Manager of Ancora Group, a corporate conglomerate investing in mining, mining services, and hospitality. Mr. Johan earned his accounting degree from Gadjah Mada University, Indonesia and MBA degree from University of Glouchestershire, United Kingdom. He is a registered Chartered Accountant with IAI, Indonesian Institute of Accountants.

Deddy Oktomeo – Chief Executive Officer of PT Kinerja Pay

Mr. Oktomeo has served as the Chief Executive Officer of PT Kinerja Pay since July 2017 prior to which from 1998 to 2001, Mr. Oktomeo served as Consultant Director at Baan Bisnis Sistem Indonesia, a Baan Enterprise Resources Planning System Solution company that operates worldwide. From 2001 to 2004, Mr. Oktomeo served as the Chief Technical Officer at Azec Indonesia Management Services (“Azec”) responsible for developing Enterprise Resources Planning System for major shipping, pharmaceutical and telco companies. From 2004 to 2017, Mr. Oktomeo served as the Chief Executive Officer of Azec to bring company as major system solution provider in Hospitality Industry with worldwide products and local owned products as one-stop solution. Mr. Oktomeo has 17 years of experience as an entrepreneur in Hospitality Industry System Solution and 6 Years of experience in Corporate and ERP solution with responsibilities in Product Design and Development, Project Management, Business Development and Company Setup, Operation and Support, Sales and Marketing and Finance for hospitality industry (F&B and Hotel), retail, distribution and manufacturing, tour & travel, property and asset management. Mr. Oktomeo received his Bachelor Degree in Computer Science from STMIK Nina Nusantara, Jakarta, Indonesia in 1993.

Our director and executive officers have not, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or has any such person been the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Board of Directors

Mr. Ng is the single member of our Board of Directors and currently serves as the Chairperson. Each director holds office until the next annual meeting of stockholders. At each annual meeting of stockholders, the successors to directors whose terms then expire are elected to serve from the time of election and qualification until the next annual meeting following election. We do not compensate our Board of Directors.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on our business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board of Directors exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions and stock issuances.

Director Independence

In determining director independence, the Company uses the definition of independence in Rule 5605(a)(2) of the listing standards of The Nasdaq Stock Market. The Board has concluded that Mr. Ng is not considered “independent” based on the listing standards of the Nasdaq Stock Market.

Board Committees

We do not have any standing committees as of December 31, 2018.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers and directors of the Company and persons who beneficially own more than ten percent (10%) of the Common Stock outstanding to file initial statements of beneficial ownership of Common Stock (Form 3) and statements of changes in beneficial ownership of Common Stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year ended December 31, 2018, our Chief Financial Officer of the Company and Chief Executive Officer of PT Kinerja Pay did not receive any compensation from our Company or any of the subsidiaries.

The following table shows the total compensation paid during the fiscal year ended December 31, 2018, to our Chief Executive Officer of the Company.

Summary Compensation Table

Name and principal position	Year	Stock awards ($)(1)	Total ($)(2)
Edwin Witarsa Ng	2018	871,000	871,000
CEO	2017	-	-

(1)	On December 17, 2018, 500,000 shares of Series B Preferred Stock were issued to the Company’s CEO, in consideration for his services performed to the Company during the fiscal year ended December 31, 2018.
(2)	No other forms of compensation were paid or accrued during the reported years other than stock awards disclosed in the table above.

There was no outstanding Equity Awards at December 31, 2018.

There were no option grants issued or exercised during the year ended December 31, 2018.

Director Compensation

Our Chief Executive Officer of the Company also serves as the Chairperson of the Board of Directors. He did not receive any compensation related to his directorship for the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 22, 2019 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 22, 2019 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 35,485,275 shares of common stock outstanding on April 22, 2019:

Security Ownership of 5% or Greater Beneficial Owners

None.

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)		Percent(1)(2)
Edwin Witarsa Ng Jl. Multatuli, No. 8A Medan, 20151, Indonesia	19,364,157	(1)(2)	54.57%

Windy Johan Jl. Multatuli, No. 8A Medan, 20151, Indonesia	-		0.00%

Beneficial Owners as a Group (2 persons)	19,364,157		54.57%

Notes:

(1)	Percentage of ownership is based on 35,485,275 shares of our common stock outstanding as of April 22, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

48

(2)

Mr. Ng, the Company’s CEO and Chairman, is the sole beneficial owner of all issued and outstanding Series B Preferred Shares. The holder of Series B Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock. Mr. Ng. is entitled to a number of votes constituting fifty-one percent (51%) of the total votes on all such matters subject to the vote of holders of Common Stock, which, as of April 22, 2019, provided Mr. Ng with 18,097,490 votes the Company based upon the 35,485,275 shares of Common Stock outstanding on such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2018, payable to related party consists of the note payable of $50,000 with the Company’s CEO and expenses paid on behalf of the CEO. The loan is due on demand and accrues interest at 8% per annum. During the year ended December 31, 2018, approximately $4,000 in interest was expensed. In addition, during the year ended December 31, 2018, upon the closing of the acquisition of PT Kinerja, the Company assumed the liability of $83,929 owed by the Company’s CEO on the building owned/used by PT Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand.

Except as set out below, as of December 31, 2018, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Acquisition of PT Kinerja

Effective August 31, 2018, the Company completed the acquisition of PT Kinerja, its former licensor and affiliated company, owned, operated and controlled by our CEO and principal shareholder. The License Agreement dated December 1, 2015 was terminated in conjunction with the acquisition. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja’s previous shareholders pursuant to the terms of a promissory note due in twenty-four (24) months, bearing the interest at the rate of 6% per annum, which note the Company can prepay at any time. The acquisition was performed under common control accounting as the Company’s CEO and sole director was in control of both the Company and PT Kinerja. Mr. Ng owned 75% common shares of PT Kinerja prior to acquisition. Upon closing of the acquisition, PT Kinerja had 20 million authorized shares of capital stock at par value of $0.001 and of which 18 million shares were issued and outstanding. Prior to the acquisition, 75% or 13.5 million the shares were owned by Edwin Ng, Chairman and CEO of the Company and the remaining 25% of the shares were owned as follows: (i) Mr. Henful, 1.8 million shares; (ii) Mr. Eric Wibowo, 900,000 shares; and (iii) PT. Adelyus Anugerah Abadi, 1.8 million shares. The latter entity is controlled by Mr. Deny Rahardjo, a resident of Indonesia.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

For information regarding director independence, see Director Independence under Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed M&K CPAs, PLLC (“M&K”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2018. The following table sets forth the fees billed to the Company for professional services rendered by M&K for the years ended December 31, 2018 and 2017:

Services	2018	2017
Audit Fees (1)	$32,750	$15,500
Audit-Related fees (2)	-	-
Tax fees (3)	-	-
Total fees	$32,750	$15,500

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans and special procedures related to regulatory filings in 2018.

(3)	The tax fees were paid for reviewing various tax related matters.

As of December 31, 2018, the Company did not have an Audit Committee. The Board of Directors did not have a formal policy in place to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. We did not engage M&K for any non-audit related service during the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

(3)	Exhibits required by Regulation S-K

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of January 15, 2016.	8-K	3.1 (i)	2/11/2016
3.1.1	Certificate of Designation of Series A Convertible Preferred Stock effective as of January 2, 2018.	S-1	10.36	5/8/2018
3.1.2	Certificate of Designation of Series B Preferred Stock effective as of September 30, 2018.	S-1	10.41	11/2/2018
3.1.3	Certificate of Designation of Series C Preferred Stock effective as of October 5, 2018.	S-1	10.42	11/2/2018
3.2	Restated Bylaws of the Registrant effective as of July 1, 2016.	8-K	3.2	9/7/2016
4.1	Form of Common Stock Certificate of the Registrant effective as of July 7, 2010.	S-1	3.3	7/12/2010
10.1	Exclusive License Agreement effective as of December 1, 2015 between the Registrant and PT Kinerja Indonesia.	8-K	10.5	12/2/2015
10.2	Amendment to Exclusive License Agreement effective as of December 29, 2015 between the Registrant and PT Kinerja Indonesia.	8-K	10.6	1/4/2016
10.3	Service Agreement effective as of February 19, 2016 by and among KinerjaPay Corp., PT KinerjaPay Indonesia and PT Kinerja Indonesia.	8-K	10.7	3/15/2016
10.4	Form of Regulation S Subscription Agreement	S-1/A	10.8	7/20/2016
10.5	Addendum to Service Agreement effective as of August 22, 2016 by and among KinerjaPay Corp., PT KinerjaPay Indonesia and PT Kinerja Indonesia.	8-K	10.29	9/7/2016
10.6	Cooperation and Service Agreement effective as of August 31, 2016 between the Registrant and Black Grace Investment Limited.	8-K	10.30	9/26/2016
10.7	Cooperation and Service Agreement effective as of September 8, 2016 between PT Kinerja Pay Indonesia and PT Indonesia Enam Dua.	8-K	10.31	9/26/2016
10.8	Investment Agreement effective as of November 3, 2017 between the Registrant and Tangiers Global, LLC.	S-1	10.32	5/8/2018
10.9	Registration Rights Agreement effective as of November 3, 2017 between the Registrant and Tangiers Global, LLC.	S-1	10.33	5/8/2018
10.10	10% Commitment Fee Convertible Note effective as of November 3, 2017 between the Registrant and Tangiers Global LLC.	S-1	10.34	5/8/2018
10.11	10% Fixed Convertible Note effective as of November 9, 2017 between the Registrant and Tangiers Global LLC.	S-1	10.35	5/8/2018
10.12	Series A Convertible Preferred Stock Securities Purchase Agreement effective as of January 8, 2018 between the Registrant and Lawrence Partners LLC.	S-1	10.37	5/8/2018
10.13	Class N Warrant Agreement effective as of January 8, 2018 between the Registrant and Lawrence Partners LLC.	S-1	10.38	5/8/2018
10.14	Advisory Agreement effective as of January 11, 2018 between the Registrant and Blockchain Industries, Inc.	S-1	10.39	5/8/2018
10.15	Share Purchase Agreement between the Registrant and the Shareholders of PT Kinerja Pay Indonesia effective as of August 31, 2018.	S-1/A	10.44	12/21/2018
10.16	Amended Share Purchase Agreement between the Registrant and the Shareholders of PT KinerjaPay Indonesia effective as of August 31, 2018.	S-1/A	10.45	12/21/2018
10.17	Preliminary Share Sale and Purchase Agreement between PT Kinerja Pay Indonesia and PT Mitra Distribusi Utama effective as of October 3, 2018.	S-1/A	10.46	12/21/2018
21.1*	Subsidiaries of the Registrant.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

* Filed herewith.
** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINERJAPAY CORP.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Chairperson of the Board of Directors
Date: April 24, 2019

By:	/s/ Windy Johan
Windy Johan
Chief Financial Officer
Date: April 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Director (Principal Executive Officer)
Date: April 24, 2019

By:	/s/ Windy Johan
Windy Johan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: April 24, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINERJAPAY CORP.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KinerjaPay Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KinerjaPay Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and consolidated cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

April 24, 2019

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$150,091	$160,629
Accounts receivable, net	5,778
Accounts receivable - related party	6,295	20,900
Other receivable	14,036	2,687
Notes receivable	120,000	-
Prepaid expenses	79,012	22,861
Inventory	15,712	-
Deposits	10,861	41,150

Total current assets	401,785	248,227

Other assets, net of amortization	52,415	266,045
Fixed assets, net of accumulated depreciation of $327,192 and $3,196, respectively	649,698	12,596

Total assets	$1,103,898	$526,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$52,555	$2,794
Tax payable	12,198	8,092
Accrued interest	84,298	44,851
Accrued expenses	2,972	53,022
Payable to Related party	758,221	52,673
Promissory note, related party	600,000	-
Convertible debentures, net of discount of $435,000 and $39,655, as of December 31, 2018 and 2017, respectively	1,304,853	480,345
Derivative liability	807,000	-
Warrant liability	374,000	-

Total current liabilities	3,996,097	641,777

Promissory note, related party, less current portion	600,000	-

Total liabilities	4,596,097	641,777

Commitments and contingencies (Note 10)

Stockholders’ deficit
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized:
Series A Preferred Stock, 400,000 authorized, 200,000 issued and outstanding	20	-
Series B Preferred Stock, 500,000 authorized, 500,000 issued and outstanding	50	-
Series C Preferred Stock, 2,000,000 authorized, none issued and outstanding	-	-
Series D Preferred Stock, 200,000 authorized, none issued and outstanding	-	-
Series E Preferred Stock, 200,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 22,089,033 issued and outstanding at December 31, 2018 and 12,461,036 issued and outstanding at December 31, 2017	2,208	1,245
Additional paid-in capital	14,696,799	9,457,265
Accumulated deficit	(18,145,079)	(9,751,419)
Stock payable	34,000	178,000
Accumulated other comprehensive income	(80,197)	-
Total stockholders’ deficit	(3,492,199)	(114,909)

Total liabilities and stockholders’ deficit	$1,103,898	$526,868

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and Comprehensive Loss

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenue	$2,825,676	$-
Net revenue - related party	-	(106,262)
Cost of sales	2,821,191	-
Gross profit	$4,485	$-

Operating expenses:
Marketing Expense	228,686	148,187
General and administrative	6,282,352	5,446,336
Depreciation	65,086	2,875

Total operating expenses	6,576,124	5,597,398

Operating loss before other income (expense)	(6,571,639)	(5,703,660)

Other income (expense):
Interest expense	(96,230)	(44,851)
Amortization of debt discount	(183,500)	(21,275)
Financing costs	(927,009)	-
Change in fair value of derivative and warrant liability	123,000	-
Loss on extinguishment of debt	-	(396,007)
Penalties and loss on conversion of debt	(666,744)	-
Other expenses	(71,538)	-

Total other income (expense)	(1,822,021)	(462,133)

Loss before income taxes	(8,393,660)	(6,165,793)

Provision for income taxes	-	-

Net loss	$(8,393,660)	$(6,165,793)

Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	(80,197)	-
Total other comprehensive income, net of tax	(80,197)	-

Total comprehensive loss, net of tax	(8,473,857)	-

Loss per share - Basic and diluted	$(0.51)	$(0.53)

Weighted average shares outstanding - Basic and diluted	16,525,360	11,628,462

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Loss	Deficit
Balance January 1, 2017	8,627,013	$862	-	$-	$3,508,529	$-	$(3,585,471)	$155	$(76,080)

Issuance of shares for cash	1,359,000	136			901,864	50,000			952,000
Issuance of shares for services	2,275,000	227			3,151,623	128,000			3,279,850
Loss on warrants for debt conversion					138,007				138,007
Beneficial conversion feature					51,638				51,638
Issuance of shares for compensation					1,347,624				1,347,624
Issuance of shares upon conversion	200,000	20			357,980				358,000
Foreign currency translation adjustments								(155)	-
Net loss							(6,165,948)		(6,165,948)

Balance December 31, 2017	12,461,013	1,245	-	-	9,457,265	178,000	(9,751,419)	-	(114,909)

Issuance of Series A Preferred Stock for cash			400,000	40	499,960				500,000
Issuance of Series B Preferred Stock for services			500,000	50	870,950				871,000
Issuance of shares for cash	20,000	2			49,998	(50,000)			-
Issuance of shares for services	4,365,278	437			3,675,447	(94,000)			3,581,884
Issuance of shares upon conversion	4,162,948	416			890,761				891,177
Acquisition of PT Kinerja Indonesia					(1,132,110)				(1,132,110)
Penalties and loss on conversion of debt					176,745				176,745
Loss on modification of warrant exercise price					71,117				71,117
Issuance of shares upon conversion of preferred stock	416,667	42	(200,000)	(20)	(22)				-
Loss on modification of Series A preferred stock conversion price					190,255				190,255
Issuance of shares upon exercise of warrants	463,127	46			99,954				100,000
Issuance of shares in connection with convertible debt	200,000	20			37,480				37,500
Warrants issued in connection convertible debt					262,000				262,000
Reclass of warrant fair value to liability classification					(514,000)				(514,000)
Reclass of derivative liability upon conversion of related convertible debentures					61,000				61,000
Foreign currency translation adjustments								(80,197)	(80,197)
Net loss							(8,393,660)		(8,393,660)

Balance December 31, 2018	22,089,033	$2,208	700,000	$70	$14,696,799	$34,000	$(18,145,079)	$(80,197)	$(3,492,199)

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(8,393,660)	$(6,165,793)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	129,231	24,150
Amortization of debt discount	183,500	-
Loss on extinguishment of debt	-	396,007
Stock-based compensation	-	1,347,624
Common stock issued for services	3,581,884	3,279,850
Change in fair value of derivative and warrant liability	(123,000)	-
Penalties and loss on conversion of debt	666,744	-
Loss on conversion of preferred stock	190,255	-
Loss on modificaiton of warrant exercise price	71,117	-
Financing costs	495,508	-
Series B Preferred stock issued for services	871,000	-

Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	25,015	(23,587)
(Increase) decrease in inventory	(13,204)	-
(Increase) decrease in prepaid expenses	29,106	(35,045)
(Increase) decrease in other assets	167,690	(200,337)
Increase (decrease) in accounts payable	33,549	(90,152)
Increase (decrease) in accrued liabilities	8,127	43,766
Increase (decrease) in accrued interest	39,447	-

CASH USED IN OPERATING ACTIVITIES	(2,037,691)	(1,423,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(23,124)	(11,626)
Cash received from acquisition	11,474

CASH USED IN INVESTING ACTIVITIES	(11,650)	(11,626)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	952,000
Proceeds on debt	-	595,000
Proceeds from convertible debentures	1,519,000	-
Issuance of Series A PS for cash	500,000	-
Shares issued upon exercise of warrants	100,000	-

CASH PROVIDED BY FINANCING ACTIVITIES	2,119,000	1,547,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(80,197)	-

NET CHANGE IN CASH	(10,538)	111,857

CASH AT BEGINNING OF YEAR	160,629	48,772

CASH AT END OF YEAR	$150,091	$160,629

Supplemental disclosure of cash flow information:
Interest expense paid	$-	$-

Non-cash Investment and Financing Activities:
Debt discount attributable to beneficial conversion feature	$-	$51,638
Common Stock issued for debt settlement	$-	$100,000
Debt issued for equity commitment	$-	$75,000
Shares issued upon conversion of debt	$891,177	$-
Common shares issued upon conversion of preferred stock	22
Notes receivable for convertible debentures	$120,000	$-
Issuance of promissory note for acquisition	$1,200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 – description of business

KinerjaPay Corp. (the “Company”) is a Delaware corporation, was incorporated under the laws of the State of Delaware on February 12, 2010 as Solarflex Corp. On December 1, 2015, the Company entered into a license agreement with P.T. Kinerja Indonesia (“P.T. Kinerja” the “Licensor”), an entity organized under the laws of Indonesia and controlled by Mr. Edwin Ng, our chairman, CEO and control stockholder, for an exclusive, world- wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company, as Licensee, was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with this agreement, the Company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. Kinerja Pay Indonesia, a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia.

On August 31, 2018, the Company completed its acquisition of its licensor PT. Kinerja which became a wholly-owned subsidiary of the Company (Note 3). The result of this acquisition enabled the Company to present its revenue on a gross basis as the principal going forward. Upon the closing of the acquisition of the Licensor by the Licensee, the License Agreement effectively ceased. In addition, the acquisition gave the Company the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services.

On September 13, 2018, the Company incorporated PT. Kinerja Simpan Pinjam, a new wholly-owned subsidiary, for the purpose of managing its KFUND brand as a peer-to-peer (P2P) lending platform focusing on micro-lending activities. The Company plans to develop the KFUND brand mainly targeting the consumer sector to facilitate micro loans ranging from $100 to $1,000 on biweekly or monthly term. KFUND is still in preparation stage and expected to start in the second quarter of 2019.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the year ended December 31, 2018, the Company had a net loss of approximately $8,394,000. At December 31, 2018, the Company had an accumulated deficit of approximately $18,145,000 and a working capital deficit of approximately $3,594,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2018, the Company received net cash proceeds of approximately $1,519,000 from the issuance of new convertible debentures. Subsequent to December 31, 2018, the Company received approximately $771,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiaries PT KinerjaPay, PT Kinerja, and PT Kinerja Simpan Pinjam. All significant inter-company balances and transactions have been eliminated.

Note 2 - Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the financial statement date and the reported revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to allowances for bad debt and inventory obsolescence, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2018 and December 31, 2017.

Accounts Receivable

Accounts receivable consist primarily of trade receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The allowance for doubtful trade receivables was $9,439 and $0 at December 31, 2018 and December 31, 2017, respectively.

Inventory

Inventories, which consist of finished goods, are stated at the lower of cost or market value, using the first-in, first-out convention. The Company regularly reviews its inventory quantities on hand, and when appropriate, records a provision for excess and slow-moving inventory.

Prepaid expenses

Prepaid expenses represent amounts paid in advance to suppliers for professional fees or rent, or other expenses.

Deposits

Deposits represents prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc., that the Company sells through it licensed portal. The Company deposits cash to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years, and 20 years for the building. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets

We review the recoverability of our long-lived assets, including property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long- lived assets, as well as other fair value determinations.

Stock Based Compensation

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the stock options and the risk-free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Embedded derivatives are separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the Statement of Operations.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2018 and December31, 2017, the carrying value of certain financial instruments (cash, accounts payable and accrued expenses, and notes payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements

The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

●	Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

●	Level 2: Inputs to the valuation methodology include:

-	Quoted prices for similar assets or liabilities in active markets;
-	Quoted prices for identical or similar assets or liabilities in inactive markets;
-	Inputs other than quoted prices that are observable for the asset or liability;
-	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

●	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2018. The Derivative liabilities at December 31, 2018, are Level 3 fair value measurements. The Company did not have any Level 1, Level 2 or Level 3 financial assets and liabilities as of and for the year ended December 31, 2017.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the year ended December 31, 2018:

2018
Balance at beginning of the year	$-
Initial recognition of conversion feature	851,000
Reclassification to equity	(61,000)
Change in fair value	17,000
Balance at end of the year	$807,000

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the year ended December 31, 2018:

2018
Balance at beginning of the year	$-
Initial recognition of conversion feature	514,000
Change in fair value	(140,000)
Balance at end of the year	$374,000

At December 31, 2018, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2018 and 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2018, the Company had approximately $1,742,000 in convertible debentures whose approximately 11,906,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 60% to 65% of the defined trading price and approximately 4,293,000 warrants with an exercise price of $2.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended December 31, 2017, the Company had approximately $570,000 in convertible debentures whose approximately 46,170,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – 60% to 65% of the defined trading price and approximately 3,556,000 warrants with an exercise price of $2.00 to $1.00, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Revenue from Purchased Products

We have eight different revenue products, including, Mobile phone prepaid, Kinerja Store,, Payment Gateway Services, Instant Pay Fees Collection, Marketplace Merchant Partners, Marketplace Merchant Users, Remittance, and Unipin. To date substantially all our revenue has been earned in the mobile home prepaid product.

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended December 31, 2018.

For the year ended December 31, 2017, pursuant to ASC 605, the Company recognized their revenue at net since they were an agent and not a principal to the various transactions with other financial institutions and or technology companies through their leased portal. Gross cost of goods sold exceeded gross revenues for the year ended December 31, 2017. We recognized revenue when the four criteria of revenue have been met which includes 1) Persuasive evidence of an arrangement, 2) services and or delivery being rendered, 3) the price is fixed or determinable and 4) collectability is reasonably assured.

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

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

In January 2017, FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The new guidance clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was adopted January 1, 2018 and did not have a material impact on the financial position or results of operations.

On July 13, 2017, the FASB issued a two-part Accounting Standards Update (ASU), No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. This guidance was adopted January 1, 2018 and has been applied to the financial instruments issued during the year ended December 31, 2018, which had down round features.

In August 2018, FASB released ASU 2018-13, Fair Value Measurement (Topic 820) regarding Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statements, including the consideration on costs and benefits.

In June 2018, FASB released ASU 2018-07, Compensation – Stock Compensation to improve the Nonemployee Share-Based Payment Accounting. The amendment is as follow: (1) Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment award within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. (2) Equity-classified nonemployee share- based payment awards are measured at grant date. The definition of grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment awards. (3) Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2018, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 – Acquisition of PT KinerJa Indonesia

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, PT. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis.

During periods prior to their acquisition of PT Kinera, the Company could only recognize revenues on a “net basis” as they were not the principal in the transactions, but as a result of the acquisition, the Company is now the principal, and the revenues can be recognized on a “gross basis.” In addition, the Company now has the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired on the acquisition date:

Cash	$23,814
Receivables	27,537
Prepaid expenses and other current assets	27,727
Inventory	2,538
Building and equipment, net	695,440
Accounts payable and accrued liabilities	(725,866)
Net assets acquired	$51,190

Due to the consideration for the acquisition being the promissory note in the amount of $1,200,000, the excess of the consideration over the carrying value of the net assets acquired from PT Kinerja of $1,148,810 will be included in additional paid in capital, in accordance with ASC 805-50-30-5, Common Control Accounting.

PT Kinerja contributed revenues of approximately $39,000 and net loss of $255,000 to the Company for the period from August 31, 2018 to December 31, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro Forma for the Year Ended December 31, 2018 (unaudited)	Pro Forma for the Year Ended December 31, 2017 (unaudited)
Revenue	$2,954,914	$165,421
Cost of goods sold	2,819,998	19,366
Operating expenses	6,558,479	6,099,169
Other income(expenses)	(1,822,021)	(492,133)
Net loss	$(8,245,584)	$(6,445,247)

Note 4 - Other Assets

Other assets consist of amounts related to an agreement entered into on July 31, 2017, with Ace Legends Pte. Ltd. in connection with a partnership in game development, for a period of 18 months. The agreement was amended to commence on December 1, 2017. The agreement calls for the Company to pay $60,000 in cash and to issue 80,000 shares of common stock of the Company. The shares were valued at $128,000, based on the trading value of the common stock of the Company on the date of the agreement. The shares were issued on March 12, 2018. As of December 31, 2018, and 2017, $58,893 and $9,292, respectively, of amortization expense has been recognized. The balance net of amortization as of December 31, 2018 and December 31, 2017 is $52,415 and $266,045, respectively.

On November 3, 2017, the Company issued a commitment fee note payable of $75,000 to Tangiers Global, LLC in connection with an investment agreement (Note 6). The Company did not receive cash in connection with this commitment fee note. The Company recognized the commitment fee as an asset that will be netted with funds received once shares of common stock are issued under the investment agreement. As of December 31, 2017, no shares had yet been issued under the investment agreement, resulting in the outstanding asset of $75,000.

On November 9, 2018, the Company filed a Form NT to withdraw its registration statement related to the offering of shares relating to the investment agreement, and as a result the $75,000 asset was expensed as a financing cost on the consolidated Statement of Operations

Note 5 - Fixed Assets

Fixed assets consist of the following:

	December 31, 2018	December 31, 2017
Building	$729,760	$-
Vehicles	26,713	-
Office Equipment and Furniture	220,417	15,792
	976,890	15,792
Less: Accumulated Depreciation	(327,192)	(3,196)
	$649,698	$12,596

Depreciation expense for the years ended December 31, 2018 and 2017 was $65,086 and $2,875, respectively.

Note 6 – Convertible Notes Payable

On October 11, 2018, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $70,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 2.66% and expected volatility of the Company’s common stock, of 141.14%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $52,000 was immediately expensed as financing costs.

On October 11, 2018, the Company entered into a convertible note with BHP Capital NY Inc. for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $70,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 2.66% and expected volatility of the Company’s common stock, of 141.14%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $52,000 was immediately expensed as financing costs.

On October 11, 2018, the Company entered into a convertible note with Jefferson Street Capital, LLC for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

The Company estimated the aggregate fair value of the conversion feature derivatives embedded in the debenture at issuance at $70,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 2.66% and expected volatility of the Company’s common stock, of 141.14%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $52,000 was immediately expensed as financing costs.

On October 16, 2018, the Company entered into a 12% convertible note with Power Up Lending for the principal amount of $43,000, convertible into shares of common stock of the Company, which matures on July 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $64,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note.

On October 29, 2018, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on October 29, 2019, and has a $5,000 OID. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with Auctus Funds, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $75,000. As a result, the outstanding balance of the note as of December 31, 2018, was $225,000. The note is convertible at a variable conversion rate lessor of (i) lowest closing price during the previous 25 trading day period, prior to the date of note and (ii) the variable price, which is 60% by market price (lowest closing price for 25 days prior to conversion). The discount increases by 15% discount if there is a DTC “chill” in effect., and an additional 10% if the Company is not DWAC eligible. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain the reserve shares or fails to replenish then within 3 days of request, the principal balance increases by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 375,000 warrants, exercisable at $0.20, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.24 at issuance date; a risk-free interest rate of 2.91% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $83,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $214,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.24% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $147,000 was immediately expensed as financing costs.

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $150,000. As a result, the outstanding balance of the note as of December 31, 2018, was $300,000. The note is convertible at a variable conversion rate lessor of (i) the closing price on the day preceding the issue date and (ii) 60% of either the lowest closing price during 25 days prior to and including the conversion date, or the closing bid price, whichever is lower. The discount increases by 15% discount if there is a DTC “chill” in effect or closing price falls below $0.05875. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 312,500 warrants, exercisable at $0.24, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.24 at issuance date; a risk-free interest rate of 2.91% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $68,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $214,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.24% and expected volatility of the Company’s common stock, of 272.06%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $132,000 was immediately expensed as financing costs.

On December 3, 2018, the Company entered into a 12% convertible note with Power Up Lending, for the principal amount of $53,000, convertible into shares of common stock of the Company, which matures on September 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability.

On January 12, 2018, the Company issued a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $153,000, which note was is due on July 12, 2018. The note was convertible into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note including, among others, default in payment at maturity or a formula based upon a discount from the trading price of the Company’s shares during a period prior to notice of conversion. The note has been fully converted to common stock on several occasions in July and August 2018 into 478,533 shares of common stock, based upon an average conversion price of $0.36 per share.

On March 7, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $63,000, which was due on September 7, 2018. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability. During September 2018, the note was fully converted into 352,782 shares of common stock, at an average price of $0.24.

On May 1, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which note was due on November 1, 2018. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 2018, when converted as discussed below, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the balance of the note was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Therefore, as of November 1, 2018, the conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $68,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.24; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 141.14%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $15,000 was immediately expensed as financing costs. The note was fully converted on several dates in December 2018, at which time the derivative fair value of $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 178.15%, and the various estimated reset exercise prices weighted by probability.

On June 13, 2018, the Company executed a 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $225,000, with an OID of $22,500. The first tranche of the note, in the principal amount of $75,000, with an OID of $7,500 for net cash receipt of $67,500, was paid at closing. Crown Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. On August 21, 2018, a second tranche, for a 10% convertible promissory note in the amount of $25,000 was executed. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance on the first tranche was increased by $37,500. As a result, the outstanding balance of the first tranche as of December 31, 2018, was $112,500. The note principal balance on the second tranche was increased by $12,500. As a result, the outstanding balance of the second tranche as of December 31, 2018, was $37,500. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the first tranche at issuance at $109,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.69% and expected volatility of the Company’s common stock, of 158.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $34,000 was immediately expensed as financing costs. The Company estimated the fair value of the conversion feature derivative embedded in the second tranche at issuance at $36,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.46; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 167.29%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $11,000 was immediately expensed as financing costs.

On July 27, 2018, the Company executed an 8% fixed back-end convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000, and is due on March 27, 2019. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 5 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability.

On July 19, 2018, the Company entered into two 10% convertible redeemable notes to GS Capital in the aggregate principal amount of $250,000, convertible into shares of common stock of the Company, with maturity dates of July 19, 2019. Each note was in the face amount of $125,000, with an original issue discount of $5,000, resulting in a purchase price for each note of $120,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $120,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The notes are convertible beginning six months after issuance, at the lower of (i) $0.60 or (ii) 65% of the lowest of trading price for last 20 days, with the discount increased to 45% in the event of a DTC chill. The second note is not convertible until the buyer has settled the Buyer Note in cash payment, which must be funded by March 20, 2019. The Buyer Note was funded on January 17, 2019, for gross proceeds of $114,000. The Buyer Note is included in Notes Receivable in the accompanying financial statements as of December 31, 2018. During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 113% to 137% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of each debenture. The conversion feature does not meet the definition of a derivative during the first six months, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability

On July 30, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, and is due on May 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result, the outstanding balance of the note as of December 31, 2018, was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability

On September 11, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, due on June 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result, the outstanding balance of the note as of December 31, 2018, was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability

On November 1, 2017, the Company executed an 8% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000. The note is due eight months from the date as mentioned above. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. On separate occasions in June and August 2018, the note has been fully converted into 525,815 shares of common stock based upon an average conversion price of $0.28.

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

In connection with the Company’s Investment Agreement with Tangiers, the Company issued Tangiers a commitment fee note in the amount of $75,000, bearing interest rate of 10% which was due on June 17, 2018. The commitment fee note had a conversion price of $1.25, but in case of maturity default, the conversion price was subject to adjustment to a price equal to the lower of: (i) the conversion price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock during the twenty (20) trading days prior to Tangiers notice to convert all or part of this $75,000 note.

On June 25, 2018, Tangiers elected to convert $75,000 in the principal amount of the commitment fee note, plus a default fee of $7,500, into 198,317 shares of Common Stock, based upon a default conversion price of $0.42.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC in the principal amount of $330,000. The note, which is due seven and a half months from the date of effective date of payment, was funded by the investor in the initial sum of $150,000, net of a $15,000 OID on November 15, 2017 and $150,000, net of a $15,000 OID on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. On four occasions during July through December 2018 the holder converted $320,000 of the note into 1,544,834 shares of the Company’s common shares at conversion prices ranging from $0.50 to $0.08. There is $10,000 of principal outstanding as of December 31, 2018.

The Tangiers Global fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

On May 23, 2017, the Company agreed to convert $100,000 in debt that had been entered into on May 7, 2017 to four related parties, into 200,000 shares of common stock and 200,000 warrants. Under the original terms the debt was non-convertible and as a result, the Company incurred a loss of $396,007 in connection with the shares issued, and a loss of $138,007 in connection with the warrants issued, which was recorded as additional paid-in capital.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes issued and in the year ended December 31, 2017 determined that a beneficial conversion feature (“BCF”) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. As of December 31, 2017, the Company recognized a $51,638 BCF, and amortization expenses of $11,983 on the discount. The debt discount related to the BCF was fully amortized during the year ended December 31, 2018, upon recognition of an additional amortization expense of $39,655. There was no BCF necessary to recognize in the year ended December 31, 2018, as the majority of stock prices were in excess of the quoted market price at the time of issuance, or the conversion feature, as discussed above, was required to be bifurcated and accounted for as a derivative liability.

As a result of default penalties as discussed above, as well as differences in conversion prices applied by the note holders as compared to the original terms of the convertible debentures, for the year ending December 31, 2018, the Company recognized a loss on debt conversion of $176,745.

Several of the notes were in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and in accordance with the default terms, the principal on these notes was increased 50%, with the increase of $490,000 being recognized as a penalty expense in the accompanying Statement of Operations.

The derivative liability arising from all of the above discussed debentures was revalued at December 31, 2018, resulting in an increase of the fair value of the remaining derivative liability of $24,000 for the year ended December 31, 2018. During the year ended December 31, 2018, there was a reclass of $61,000 of the derivative fair value to equity upon the conversions of approximately $53,000 of principal, and a decrease in the fair value of $7,000 immediately prior to conversion. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.63% and expected volatility of the Company’s common stock ranging from 148.69% to 158.40%, and the various estimated reset exercise prices weighted by probability. There was not a derivative liability as of December 31, 2017.

As the conversion features on specified notes have variable conversion prices with no stated floor, the warrants issued with both the units purchased (Note 8) as well as certain convertible notes, were required to be classified out of equity as liabilities in October 2018, when the first conversion feature triggered liability classification of the warrants outstanding. The original fair value recognized for the warrant liability, which includes the warrants issued with convertible debentures issued in October 2018, as disclosed above, totaled $514,000. The key valuation assumptions used as at inception consist, in part, of the price of the Company’s common stock ranging from $0.27 to $0.20; a risk-free interest rate ranging from 3.04% to 2.28% and expected volatility of the Company’s common stock ranging from 171.6% to 158.60%. The warrant liability was revalued at December 31, 2018, resulting in a decrease of the fair value of the warrant liability of $140,000 for the year ended December 31, 2018. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate ranging from 2.45% to 2.63% and expected volatility of the Company’s common stock ranging from 148.7% to 178.2%.

As of December 31, 2018 and 2017, the Company has reserved approximately 126,142,000 and 3,342,000 shares underlying the convertible notes and warrants per the terms of the agreements, as discussed above.

For the years ended December 31, 2018 and 2017, the Company has recognized approximately $96,000 and $45,000 in interest expense related to the notes as described above.

Note 7 - Related Party Transactions

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, PT. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis.

On May 9, 2017, the Company entered into a $50,000 note payable with their CEO and controlling stockholder. The balance is due on demand and accrues interest at 8% per annum. For the years ending December 31, 2018 and 2017, accrued interest in the amount of approximately $4,000 and $2,500, respectively, was recognized.

Payable to related party consists of the note payable with the Company’s CEO and expenses paid on behalf of the CEO. In addition, during the year ended December 31, 2018, upon the closing of the acquisition (Note 3) the Company assumed the liability of $119,340 owed by the Company’s CEO on the building owned/used by PT. Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand.

All revenue received during 2017 was received through PT Kinerja. PT Kinerja processed payments from the website that the Company licensed and then remitted the funds to the Company. The Company paid PT Kinerja $324,131 for costs associated with servicing customers and maintaining the website and license agreement during 2017. As of December 31, 2017, the Company owed $51,759, which is reflected in accrued expenses.

As of December 31, 2018 and 2017, the Company was owed an accounts receivable balance of $6,295 and $20,900, respectively, from sales on the website. Once revenues are positively earned, the Company will owe a 1% royalty fee on net revenues on a quarterly basis.

Note 8 - Stockholders’ Equity

Series A Convertible Preferred Stock

On January 2, 2018, the Company issued 400,000 Series A Convertible Preferred Stock to an institutional investor for an aggregate purchase price of $500,000. The total net proceeds to the Registrant for issuance and sale of the Series A Convertible Preferred Stock (the “Preferred Stock”) was $445,000 after payment of due diligence and legal fees related to this transaction. The Series A Convertible Preferred Stock was convertible into 400,000 shares of the Company’s common stock at a conversion price of $1.25 per share. In addition, on January 2, 2018, the Company issued to the institutional investor Class N Warrants exercisable to purchase an additional 400,000 shares on a cashless basis, at an exercise price of $1.25 per Share, during a period of three (3) years from the date of the Agreement. The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $300,772. The key valuation assumptions used consist, in part, of the price of the Company’s common stock on the date of issuance of $2.19; a risk-free interest rate of 1.92% and expected volatility of the Company’s common stock of 185.51%.

On July 11, 2018, the Company issued to the institutional investor a total of 416,667 shares of common stock, pursuant to a notice of conversion dated July 9, 2018, in connection with the conversion of 200,000 shares of the Series A Convertible Preferred Stock, at an adjusted conversion price of $0.60, which adjustment was subject to an agreement between the Company and the institutional investor. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $190,255. The remainder of the Series A Convertible Preferred Stock was converted subsequent to year end (Note 11).

Series B Preferred Stock

On September 30, 2018, the Company’s board of directors authorized the designation of a series B preferred stock consisting of 500,000 shares with a par value of $0.0001 per share (the “Series B Preferred Stock”).

The Series B Preferred Stock shall rank senior to the Corporation’s common stock, par value $0.0001 (the “Common Stock”) but junior to any other class or series of the Corporation’s preferred stock hereafter created.

Except as otherwise provided herein or by law and in addition to any right to vote as a separate class as provided by law, the holder of the Series B Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Corporation’s Common Stock and shall be entitled to notice of any shareholders meeting in accordance with the Bylaws of the Corporation, and shall be entitled to vote, with respect to any question upon which holders of Common Stock having the right to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of Common Stock as one class. For so long as Series B Preferred Stock is issued and outstanding, the holders of Series B Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock, with the holders of Series B Preferred Stock being entitled to fifty-one percent (51%) of the total votes on all such matters regardless of the actual number of shares of Series B Preferred Stock then outstanding, and the holders of Common Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 49% of the total votes based on their respective voting power.

Unless otherwise declared from time to time by the Board of Directors, the holders of shares of the outstanding shares of Series B Preferred Stock shall not be entitled to receive dividends.

The Series B Preferred Stock were issued on December 17, 2018, with all 500,000 shares issued to the Company’s CEO and Chairman, Edwin Ng. The Company issued the shares to Mr. Ng for the purpose of assuring that he retains voting control of the Company, in expectation of the Company’s plan to expand its business and operations, which will require it to issue significant additional shares. The shares were valued at $871,000, by an independent valuation specialist engaged by the Company, based upon industry specific control premiums, liquidation rights, and the Company’s market cap at the time of the transaction. The Series B Preferred Stock fair value was based on the value of the voting rights, which was determined using a securities valuation based on the equity value of the outstanding shares on a fully diluted basis and a control premium calculated at 11.6%. The $871,000 was recognized as shares issued for services included in general and administrative expenses on the consolidated Statement of Operations.

Series C Preferred Stock

On October 5, 2018, the Company’s board of directors authorized the designation of a 11% Series C Cumulative Redeemable Perpetual Preferred Stock consisting of 2,000,000 shares with a par value of $0.0001 per share (the “Series C Preferred Stock”). Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the fifteenth day of each calendar month when, as and if declared by our board of directors. Dividends will be payable out of amounts legally available therefore at a rate equal to 11% per annum per $25.00 of stated liquidation preference per share, or $2.75 per share of Series C Preferred Stock per year. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. Shares of the Series C Preferred Stock will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase them. The Company is not required to set aside funds to redeem the Series C Preferred Stock.

Commencing on a date 36 months from the date of original issue of the Series C Preferred Stock, the Company may redeem, at their option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date, upon not less than 30 nor more than 60 days’ written notice (the “Redemption Notice”) to the holders of the Series C Preferred Stock (the “Holders”). The Series C Preferred Stock may also be redeemed upon the occurrence of a Change of Control, at the Company’s option, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the redemption date.

Holders of the Series C Preferred Stock generally will have no voting rights except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods.

The Series C Preferred Stock has a liquidation preference with the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of our common stock. The Series C Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up, (1) senior to all classes or series of our common stock and to all other equity securities issued by us other than equity securities referred to in clauses (2) and (3); (2) on a parity with all equity securities issued by us with terms specifically providing that those equity securities rank on a parity with the Series C Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; junior to all equity securities issued by us with terms specifically providing that those equity securities rank senior to the Series C Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up; and (4) effectively junior to all of our existing and future indebtedness (including indebtedness convertible into our common stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries.

As of December 31, 2018, there are no shares of the Series C Preferred Stock issued or outstanding.

Series D Preferred Stock

On December 11, 2018, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 200,000 shares with a par value of $0.0001 per share (the “Series D Preferred Stock”). The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the holders decide to convert. The Series D Preferred Stock is convertible into a number of shares of the Company’s common stock equal to a total of 10% percent of the Company’s outstanding shares of common stock as exists on the date of issuance, on a fully-diluted basis, which includes all shares of common stock underlying convertible debt or other securities of the Company convertible into shares of the Company’s common stock, including shares underlying the shares of Series D Preferred Stock (collectively, the “Convertible Securities”). The Series D Preferred Stock includes anti-dilution protection rights, whereby for a period of 3 years from the date of issuance of the Series D Preferred Stock, and provided that the holder of Series D Preferred Stock shall hold at least 15,000 shares of Series D Preferred Stock, the holder shall be entitled to convert of the shares of Series D Preferred Stock into a number of shares of the Company’s fully-diluted common stock at the date of conversion.

As of December 31, 2018, there are no shares of the Series D Preferred Stock issued or outstanding. The Series D Preferred Shares were issued on January 15, 2019.

Series E Preferred Stock

On December 11, 2018, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 200,000 shares with a par value of $0.0001 per share (the “Series D Preferred Stock”). The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the holders decide to convert. The Series D Preferred Stock is convertible into a number of shares of the Company’s common stock equal to a total of 15% percent of the Company’s outstanding shares of common stock as exists on the date of issuance, on a fully-diluted basis, which includes all shares of common stock underlying convertible debt or other securities of the Company convertible into shares of the Company’s common stock, including shares underlying the shares of Series D Preferred Stock (collectively, the “Convertible Securities”). The Series D Preferred Stock includes anti-dilution protection rights, whereby for a period of 3 years from the date of issuance of the Series D Preferred Stock, and provided that the holder of Series D Preferred Stock shall hold at least 15,000 shares of Series D Preferred Stock, the holder shall be entitled to convert of the shares of Series D Preferred Stock into a number of shares of the Company’s fully-diluted common stock at the date of conversion.

As of December 31, 2018, there are no shares of the Series E Preferred Stock issued or outstanding. The Series E Preferred Shares were issued on January 15, 2019.

Issuance of Shares of Common Stock and Warrants for Services

On December 19, 2018, the Company issued 1,990,000 restricted shares to various investors to replace previously issued shares that the investors had purchased. The investors’ shares had been misappropriated by a brokerage agent, and the Company made a decision to take responsibility and therefore reissue the lost shares. The shares were valued at $272,630, based on the market value of the common stock on the date of issuance, which was recognized as a financing charge on the consolidated statement of operations.

On October 8, 2018, the Company issued 37,500 restricted shares to Mr. Stephen Kann as partial consideration for services to be rendered by Mr. Kann pursuant to his engagement to provide investor relation services to the Company. The services were valued at $10,313, based on the market value of the common stock on the date of issuance.

During the three months ended June 30, 2018, the Company issued 614,734 shares to various third parties in consideration for services, valued at $654,981, using the market value of the common stock on the date of issuance.

On March 12, 2018, the Company issued 80,000 restricted shares owing to a third party for services under an agreement entered into in July 31, 2017 (see Note 4).

On February 18, 2018, the Company issued a total of 218,044 restricted shares to a third party in consideration for services valued at $276,916 based upon the price of the shares on the date of issuance.

On February 9, 2018, the Company issued a total of 200,000 restricted shares to two parties in consideration for services valued at $220,000 based upon the price of the shares on the date of issuance.

On January 23 and February 14, 2018, the Company issued a total of 200,000 restricted shares to third parties for services valued at $278,500 based upon the price of the shares on the respective dates of issuance.

Based on agreement with Bear Creek Capital on January 29, 2018, the Company issued 25,000 restricted shares and was to issue an additional 25,000 shares 120 days from the agreement, provided the Company was still using the service of the party. Consequently, the Company recorded the stock payable amounting to $34,000 to the party, as the shares were not issued prior to December 31, 2018.

On January 11, 2018, the Company entered into an advisory agreement with Blockchain Industries, Inc., a public Nevada corporation and Fintech Financial Consultants, Inc., a Nevada corporation. In connection with the advisory agreement, the Company agreed to issue 1,000,000 shares, with a fair value of $1,800,000 recognized as consulting expenses, based upon the price of the shares on the date of issuance.

During the year ended December 31, 2017, the Company authorized the issuance of 800,000 shares of Common Stock to several service providers, Lyon Capital LLC, Security Compliance Corp, Amir Uziel Economic Consulting Ltd and JFS Investment Inc. for the services provided by the entities. These shares were valued using the share price on the date of the grant, ranging from $1.19 to $2.00 resulting in an expense of $1,182,100.

During the twelve months ended December 31, 2017, the Company issued also 1,475,000 fully vested shares of the Company common stock and 2,050,000 warrants to consultants as payment for services. As the equity instruments issued are fully vested and non- forfeitable, the fair value of the grants was recognized as an increase additional paid-in capital at the measurement date. The shares were valued at the closing price as of the date of the underlying agreements (ranging from $0.65 to $2.93). The warrants were valued using the Black-Scholes pricing model to estimate the fair value of $1,251,821 and resulted in current recognition in additional consulting services. The Black-Sholes pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.21%; expected volatility between 179% and 185% and warrant exercise period based upon the stated terms.

Warrant Exercise

On January 2, 2018, the Company received $100,000 as a result of the exercise by an institutional investor of 100,000 Class C Warrants that had been originally issued as part of a unit purchase transaction in April 2017. The Class C Warrants were exercisable for a period of 12 months to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

On January 9, 2018, 363,127 shares were issued under a cashless exercise of warrants.

Common Stock and Warrants Issued for Cash during the twelve months ended December 31, 2017

During the three months ended September 30, 2017, the Company authorized the issuance of 181,818 shares of common stock for cash at $1.10 per share for a total sale of $200,000. As of December 31, 2017, the Company had received $50,000 with respect to these shares but had not yet issued the shares. As a result, the Company recorded $50,000 in stock payable as of December 31, 2017. These shares were issued on January 16, 2018.

During the twelve months ended December 31, 2017, the Company received $902,000 through a placement of 1,359,000 common stock units to investors for an offering price of $0.50 and $1.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase common stock. The 964,000 warrants are exercisable at $2.00 and $1.00 and expire one year from the date of issuance. The warrants were valued using the Black-Scholes pricing model to estimate the relative fair value of $404,767. The Black- Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 1.36%; expected volatility between 179% and 181% and warrant exercise period based upon the stated terms. The warrants were classified within stockholders’ equity.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2017	-
Granted	3,754,714	$1.65	2.3
Exercised	-
Expired	-
Outstanding at December 31, 2017	3,754,714	$1.65	2.3
Granted	1,537,500	$0.52	4.2
Exercised	(100,000)
Expired	(914,000)
Outstanding at December 31, 2018	4,278,214	$1.28	3.3

Note 9 - Income Taxes

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

We have a current operating loss carry-forward of approximately $4,942,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The components of income tax expense for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Federal Tax statutory rate	21.00%	34.00%
Permanent differences	6.79%	0.00%
Valuation allowance	(27.79)%	(34.0)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of March 31, 2018 and 2017 are summarized below. The calculations presented below at December 31, 2017 reflect the new U.S. federal statutory corporate tax rate of 21% effective January 1, 2018 (see Note 2).

Individual components giving rise to the deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax benefit	$1,058,000	$-
Net operating loss carryover	1,038,000	755,000

Total deferred tax asset	2,096,000	755,000
Less valuation allowance	(2,096,000)	(755,000)
	$-	$-

The Company’s net deferred tax asset and valuation allowance increased by approximately $1,341,000 for the year end December 31, 2017 to the year ended December 31, 2018.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2014. At December 31, 2018, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Note 10 - Commitments and Contingencies

On October 4, 2018, the Company entered into a Preliminary Share Sale and Purchase Agreement between PT KinerjaPay Indonesia and PT Mitra Distribusi Utama (“PTMDU”) to acquire PTMDU for Rp40,000,000,000 or approximately $2,758,621. Depending on the amount raised in the Series C Offering discussed below, the Company intends to use $2,500,000 to $3,000,000 for financing the acquisition of PTMDU.

On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of its11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an Offering price of $25 per share. If the Offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on the OTCQB.

We accrue for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company has no current legal proceeding and did not accrue any loss for contingencies as of December 31, 2018 and 2017.

Note 11 - Subsequent Events

The Series F Preferred Stock, which were authorized on January 18, 2019, bearing a dividend of 6% per annum, is convertible into shares of the Company’s Common Stock at an average of $1.80 per share. The Series G Preferred Stock, which were authorized on January 18, 2019, also pays a dividend of 6% per annum and further provides for the Company’s right to force the conversion at $1.80 per share, provided that the KinerjaPay shares are trading at $3.50 per share or higher for a period of 20 days commencing six months after the date of issuance of the Series G Preferred Stock.

KinerjaPay’s use of proceeds are to fund the Company’s peer-to-peer lending operations, potential acquisitions and strategic investments in the Company’s home-based region as part of their expansion plan for 2019. The Company also plans to allocate a certain portion of the subscription proceeds to repurchase KinerjaPay’s stock in the open market, subject to the rules and regulations of the SEC.

On February 22, 2019, the holder of the Series A Convertible Preferred Shares converted an additional 64,000 Series A preferred shares into a total of 400,000 shares of common stock, at an adjusted conversion price of $0.20, which adjustment was subject to an agreement between the Company and the institutional investor. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $198,240. On April 2, 2019, the holder converted the remaining 136,000 Series A Convertible Preferred Shares into a total of 850,000 shares of common stock, at an adjusted conversion price of $0.20, which adjustment was subject to an agreement between the Company and the institutional investor. Additionally, on January 17, 2019, the Company issued an additional 833,333 common shares for a retroactive modification of the conversion price on the July 9, 2018 conversion. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $428,400.

On January 15, 2019, the 200,000 Series D Preferred Shares (Note 8) were issued to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration will be determined based on 10% of the fully diluted common shares of the Company as of the date of issuance.

On January 15, 2019, the 200,000 Series E Preferred Shares (Note 8) were issued to Company’s CEO and Chairman, Edwin Ng as compensation for services related to the negotiation with PT. Investa Wahana Group for the commitment agreement for the subscription of preferred stock discussed above. The fair value of the compensation will be determined based on 15% of the fully diluted common shares of the Company as of the date of issuance.

Subsequent to year end, the Company converted approximately $654,000 of principal on their convertible debentures and approximately $13,000 of accrued interest into 7,562,896 shares of common stock.

Subsequent to year end, the Company issued a total of 3,750,000 shares of their common stock to various consultants for services. These shares were valued using the share price on the date of the grant, ranging from $0.38 to $0.62, resulting in an expense of $1,557,000.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%.. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On January 30, 2019, the Company executed an 10% convertible promissory note payable to Firstfire Global Opportunities Fund, LLC in the principal amount of $131,250, for a purchase price of $125,000, which is due on September 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 25 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On February 11, 2019, the Company executed an 8% convertible promissory note payable to Crown Bridge Partners in the principal amount of $150,000, with an OID of $10,500. The first tranche of the note, in the principal amount of $50,000, with an OID of $3,500 for net cash receipt of $46,500, was paid at closing. Crown Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. Each tranche shall be due eighteen months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at a variable conversion rate of 55% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.01 or the Company is not DTC eligible, then an additional fifteen percent (15%) discount shall be factored into the conversion price, and the principal will be increased by $15,000. The discount will also be increased by 10% if the Company’s common shares are not DWAC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default .Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favoured nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

