Form 10-Q
period 2019-03-31
KinerjaPay Corp.
filed 2019-06-06
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

For the Transition Period from _________ to _________

Commission file number: 000-55081

KINERJAPAY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1771817
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

JI Multatuli, No. 8A Clyde Road Medan, Indonesia	20151
(Address of Principal Executive Offices)	(Zip Code)

+62-819-6016-168

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

As of June 3, 2019, there were 39,911,502 shares of the registrant’s common stock outstanding.

KINERJAPAY CORP.

FORM 10-Q

FOR THE THREE MONTHES ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$185,714	$150,091
Accounts receivable, net	30,704	5,778
Accounts receivable - related party	-	6,295
Other receivable	14,673	14,036
Notes receivable	-	120,000
Prepaid expenses	1,633,959	79,012
Inventory	20,540	15,712
Deposits	94,416	10,861

Total current assets	1,980,005	401,785

Other assets, net of amortization	1,637,892	52,415
Fixed assets, net of accumulated depreciation of $316,399 and $327,192, respectively	695,648	649,698

Total assets	$4,313,546	$1,103,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$87,913	$52,555
Tax payable	3,526	12,198
Accrued expenses and interest	152,631	87,270
Payable to Related party	941,581	758,221
Promissory note, related party	600,000	600,000
Convertible debentures, net of discount of $932,814 and $435,000 as of March 31, 2019 and December 31, 2018, respectively	1,041,055	1,304,853
Derivative liability	1,442,000	807,000
Warrant liability	1,679,000	374,000

Total current liabilities	5,947,704	3,996,097

Promissory note, related party, less current portion	355,616	600,000

Total liabilities	6,303,320	4,596,097

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized:
Series A Preferred Stock, 400,000 authorized, 140,000 and 200,000 issued and outstanding, respectively	14	20
Series B Preferred Stock, 500,000 authorized, 500,000 issued and outstanding	50	50
Series C Preferred Stock, 2,000,000 authorized, none issued and outstanding	-	-
Series D Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Series E Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 34,335,262 issued and outstanding at March 31, 2019 and 22,089,033 issued and outstanding at December 31, 2018	3,432	2,208
Additional paid-in capital	24,160,798	14,696,799
Accumulated deficit	(26,213,110)	(18,145,079)
Stock payable	59,000	34,000
Accumulated other comprehensive income	-	(80,197)
Total stockholders’ deficit	(1,989,776)	(3,492,199)

Total liabilities and stockholders’ deficit	$4,313,544	$1,103,898

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the 3 Months Ended
	March 31, 2019	March 31, 2018

Revenue	$94,939	$-
Net revenue - related party		(11,277)
Cost of sales	101,219	-
Gross profit	(6,280)	(11,277)

Operating expenses:
Marketing Expense	63,503	-
General and administrative	4,750,467	3,305,574
Depreciation	9,011	1,071

Total operating expenses	4,822,982	3,306,645

Operating loss before other income (expense)	(4,829,262)	(3,317,922)

Other income (expense):
Interest expense	(61,918)	(9,657)
Amortization of debt discount	(997,186)	-
Financing costs	(473,000)	-
Change in fair value of derivative liability	459,000	-
Change in fair value of warrant liability	(1,029,000)	-
Penalties and loss on conversion of debt	(1,121,501)	-
Other expenses	(15,165)	(39,656)

Total other income (expense)	(3,238,770)	(49,313)

Loss before income taxes	(8,068,031)	(3,367,235)

Provision for income taxes	-	-

Net loss	$(8,068,031)	$(3,367,235)

Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	-	-
Total other comprehensive income, net of tax	-	-

Total comprehensive loss, net of tax	(8,068,031)	(3,367,235)

Loss per share - Basic and diluted	$(0.26)	$(0.23)

Weighted average shares outstanding - Basic and diluted	31,594,871	14,423,855

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Loss	Deficit
Balance January 1, 2018	12,461,013	1,245	-	-	9,457,265	178,000	(9,751,419)	-	(114,909)

Issuance of Series A Preferred Stock for cash			400,000	40	499,960				500,000
Issuance of Series B Preferred Stock for services			500,000	50	870,950				871,000
Issuance of shares for cash	20,000	2			49,998	(50,000)			-
Issuance of shares for services	4,365,278	437			3,675,447	(94,000)			3,581,884
Issuance of shares upon conversion	4,162,948	416			890,761				891,177
Acquisition of PT Kinerja Indonesia					(1,132,110)				(1,132,110)
Penalties and loss on conversion of debt					176,745				176,745
Loss on modification of warrant exercise price					71,117				71,117
Issuance of shares upon conversion of preferred stock	416,667	42	(200,000)	(20)	(22)				-
Loss on modification of Series A preferred stock conversion price					190,255				190,255
Issuance of shares upon exercise of warrants	463,127	46			99,954				100,000
Issuance of shares in connection with convertible debt	200,000	20			37,480				37,500
Warrants issued in connection convertible debt					262,000				262,000
Reclass of warrant fair value to liability classification					(514,000)				(514,000)
Reclass of derivative liability upon conversion of related convertible debentures					61,000				61,000
Foreign currency translation adjustments								-	-
Net loss							(8,393,660)		(8,393,660)

Balance December 31, 2018	22,089,033	$2,208	700,000	$70	$14,696,799	$34,000	$(18,145,079)	$(80,197)	$(3,492,199)

Issuance of Series D Preferred Stock for acquisition of FRS			200,000	20	2,372,925				2,372,945
Issuance of Series E Preferred Stock for services			200,000	20	3,559,397				3,559,417
Issuance of shares and warrant units for cash						70,000			70,000
Issuance of shares for services	3,450,000	345			1,037,855				1,038,200
Issuance of shares upon conversion	7,562,896	756			719,366				720,122
Issuance of shares upon conversion of preferred stock	400,000	40	(64,000)	(6)	(34)				-
Loss on modification of Series A preferred stock conversion price	833,333	83			906,490				906,573
Warrants issued in connection convertible debt					231,000				231,000
Reclass of warrant fair value to liability classification					(231,000)	(45,000)			(276,000)
Reclass of derivative liability upon conversion of related convertible debentures					678,000				678,000
Additional shares issued in conversion for penalties					190,000				190,000
Foreign currency translation adjustments								80,197	80,197
Net loss							(8,068,031)		(8,068,031)

Balance March 31, 2019	34,335,262	$3,432	1,036,000	$104	$24,160,798	$59,000	$(26,213,110)	$	$(1,989,776)

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$(8,068,031)	$(3,367,235)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	9,011	1,071
Amortization of debt discount	997,186	81,749
Stock-based compensation	-	2,575,416
Issuance of shares for services	1,038,200	-
Change in fair value of derivative liability	(459,000)	-
Change in fair value of warrant liability	1,029,000
Penalties and loss on conversion of preferred stock	1,030,711	-
Loss on modificaiton of warrant exercise price	-	-
Financing costs	473,000	-
Series E Preferred stock issued for services	3,559,417	-

Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(18,631)	(9,399)
(Increase) decrease in other receivable	(637)	-
(Increase) decrease in inventory	(4,828)	(16,105)
(Increase) decrease in prepaid expenses	(563,291)	6,124
(Increase) decrease in other assets	(167,743)	95,375
Increase (decrease) in accounts payable	26,686	9,630
Increase (decrease) in accrued liabilities	65,361	(40,273)

CASH USED IN OPERATING ACTIVITIES	(1,053,589)	(663,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(54,961)	(2,520)

CASH USED IN INVESTING ACTIVITIES	(54,961)	(2,520)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on promissory note	(244,384)	-
Related party debt	183,360	-
Proceeds from issuance of common stock	70,000	-
Proceeds on debt	-	216,000
Proceeds from convertible debentures	1,055,000	-
Issuance of Series A PS for cash	-	500,000
Shares issued upon exercise of warrants	-	100,000

CASH PROVIDED BY FINANCING ACTIVITIES	1,063,976	816,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	80,197	-

NET CHANGE IN CASH	35,623	149,833

CASH AT BEGINNING OF YEAR	150,091	160,629

CASH AT END OF YEAR	$265,911	$310,462

Supplemental disclosure of cash flow information:
Interest expense paid	$-	$-

Non-cash Investment and Financing Activities:
Debt discount attributable to beneficial conversion feature	$-	$-
Common Stock issued for debt settlement	$-	$-
Debt issued for equity commitment	$-	$-
Common shares issued upon conversion of debt	$720,122	$-
Common shares issued upon conversion of preferred stock	40
Issuance of preferred shares for acquisition	$2,372,945	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the three months ended March 31, 2019, the Company had a net loss of approximately $8,068,000. At March 31, 2019, the Company had an accumulated deficit of approximately $26,213,000 and a working capital deficit of approximately $3,967,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2018, the Company received net cash proceeds of approximately $935,000 from the issuance of new convertible debentures. Subsequent to March 31, 2019, the Company received approximately $500,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiaries PT KinerjaPay, PT Kinerja, and PT Kinerja Simpan Pinjam. All significant inter-company balances and transactions have been eliminated.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of and for the three months ended March 31, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2019. The Derivative liabilities at December 31, 2018, are Level 3 fair value measurements. The Company did not have any Level 1, Level 2 or Level 3 financial assets and liabilities as of and for the year ended December 31, 2018.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the three months ended March 31, 2019:

2019
Balance at beginning of the period	$807,000
Initial recognition of conversion feature	1,285,000
Additions for increases in principal	487,000
Reclassification to equity	(678,000)
Change in fair value	(459,000)
Balance at end of the period	$1,442,000

At March 31, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the three months ended March 31, 2019:

2019
Balance at beginning of the period	$374,000
Initial recognition of warrant liability	276,000
Change in fair value	1,029,000
Balance at end of the period	$1,679,000

At March 31, 2019, the Company estimated the fair value of the warrant liabilities based on the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk-free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2019, the Company had approximately $1,742,000 in convertible debentures whose approximately 11,906,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 60% to 65% of the defined trading price and approximately 4,531,000 warrants with an exercise price of $3.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three months ended March 31, 2018, the Company had approximately $1,977,000 in convertible debentures whose approximately 4,731,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – 60% to 65% of the defined trading price and approximately 3,556,000 warrants with an exercise price of $2.00 to $1.00, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Revenue from Purchased Products

We have eight different revenue products, including, Mobile phone prepaid, Kinerja Store, Payment Gateway Services, Instant Pay Fees Collection, Marketplace Merchant Partners, Marketplace Merchant Users, Remittance, and Unipin. To date substantially all our revenue has been earned in the mobile home prepaid product.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted ASC 842 on January 1, 2019, with no impact on their financial statements.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 9 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 - Other Assets

Included in other assets is the long term portion of preferred shares issued in connection with the FRS acquisition and related employment agreement (See Note 7).

Also included in other assets is $157,000 paid as a finder’s fee in connection with an expected equity investment in the Company. The amount will be offset against the investment in equity when the transaction closes.

Other assets also include amounts related to an agreement entered into on July 31, 2017, with Ace Legends Pte. Ltd. in connection with a partnership in game development, for a period of 18 months. The agreement was amended to commence on December 1, 2017. The agreement called for the Company to pay $100,000 in cash and to issue 80,000 shares of common stock of the Company. The shares were valued at $128,000, based on the trading value of the common stock of the Company on the date of the agreement. As of March 31, 2019, and 2018, $0 and $42,094, respectively, of amortization expense has been recognized. The balance net of amortization as of March 31, 2019 and December 31, 2018 is $31,815.

Note 4 - Fixed Assets

Fixed assets consist of the following:

	March 31, 2019	December 31, 2018
Building	$783,953	$729,760
Vehicles	27,296	26,713
Office Equipment and Furniture	200,797	220,417
	1,012,047	976,890
Less: Accumulated Depreciation	(316,399)	(327,192)
	$695,648	$649,698

Depreciation expense for the three months ended March 31, 2019 and 2018 was $9,011 and $65,086, respectively.

Note 5 – Convertible Notes Payable

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $228,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.08 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 148.69%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $63,000 was immediately expensed as financing costs.

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

In connection with the Armada note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $39,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 177.54%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $72,500 was immediately expensed as financing costs.

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

In connection with the Jefferson note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $39,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 177.54%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $72,500 was immediately expensed as financing costs.

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

In connection with the BHP note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $39,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05 at issuance date; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 177.54%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $72,500 was immediately expensed as financing costs.

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

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $119,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.07 at issuance date; a risk-free interest rate of 2.54% and expected volatility of the Company’s common stock, of 181.78%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $4,000 was immediately expensed as financing costs.

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $61,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.09 at issuance date; a risk-free interest rate of 2.54% and expected volatility of the Company’s common stock, of 181.78%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $6,000 was immediately expensed as financing costs.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $165,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.46 at issuance date; a risk-free interest rate of 2.41% and expected volatility of the Company’s common stock, of 181.78%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $27,500 was immediately expensed as financing costs.

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

In connection with the Armada note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

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

In connection with the BHP note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

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

In connection with the Jefferson note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000.

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

In connection with the Auctus note, the Company issued 375,000 warrants, exercisable at $0.20, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.24 at issuance date; a risk-free interest rate of 2.91% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $83,000.

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

On May 1, 2018, the Company executed an 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which note was due on November 1, 2018. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 2018, when converted as discussed below, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the balance of the note was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Therefore, as of November 1, 2018, the conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $68,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.24; a risk-free interest rate of 2.60% and expected volatility of the Company’s common stock, of 141.14%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $15,000 was immediately expensed as financing costs. The note was fully converted on several dates in February 2019, at which time the derivative fair value of $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 178.15%, and the various estimated reset exercise prices weighted by probability.

On June 13, 2018, the Company executed a 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $225,000, with an OID of $22,500. The first tranche of the note, in the principal amount of $75,000, with an OID of $7,500 for net cash receipt of $67,500, was paid at closing. Crown Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. On August 21, 2018, a second tranche, for a 10% convertible promissory note in the amount of $25,000 was executed. On January 10, 2019, a third tranche, for a 10% convertible promissory note in the amount of $50,000 was executed. On February 15, 2019, a third tranche, for a 10% convertible promissory note in the amount of $35,000 was executed. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance on the first tranche was increased by $37,500. As a result, the outstanding balance of the first tranche as of December 31, 2018, was $112,500. The note principal balance on the second tranche was increased by $12,500. As a result, the outstanding balance of the second tranche as of December 31, 2018, was $37,500. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the first tranche at issuance at $100,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.69% and expected volatility of the Company’s common stock, of 158.40%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $25,000 was immediately expensed as financing costs.

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

The Company estimated the fair value of the conversion feature derivative embedded in the third tranche at issuance at $50,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.46; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 167.29%, and the various estimated reset exercise prices weighted by probability.

The Company estimated the fair value of the conversion feature derivative embedded in the fourth tranche at issuance at $39,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.46; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 167.29%, and the various estimated reset exercise prices weighted by probability. This, and the $15,000 fair value of the warrants issued, resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $19,000 was immediately expensed as financing costs.

In connection with the fourth tranche, the Company issued 66,666 warrants, exercisable at $0.75, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.26 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $15,000.

At four various dates during January 2019, the holder fully converted the $112,500 principal plus $5,370 of accrued interest and $2,000 of fees, of the first tranche, into 2,148,368 shares of common stock of the Company, at a conversion price of $0.06. At conversion the derivative fair value of $173,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with an increase in fair value of $24,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.47% and expected volatility of the Company’s common stock, of 158.11%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

At three various dates during January and February 2019, the holder converted $31,008 of the principal of the second tranche, leaving approximately $6,500 of principal outstanding at March 31, 2019, into 548,001 shares of common stock of the Company, at a conversion price of $0.06. At conversion the derivative fair value of $88,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with an increase in fair value of $55,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.51% and expected volatility of the Company’s common stock, of 189.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

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

On January 24, 2019 the Company recognized the derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at $119,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.41; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock, of 317.80%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $4,000 was immediately expensed as financing costs.

On January 24, 2019, the holder converted approximately $114,000 principal plus $2,262 of accrued interest into 1,460,000 shares of common stock of the Company, at a conversion price of $0.08, leaving a principal balance of approximately $1,000 outstanding as of March 31, 2019. At conversion the derivative fair value of $109,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with a decrease in fair value of $10,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.50% and expected volatility of the Company’s common stock, of 189.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

On July 19, 2018, the Company entered into two 10% convertible redeemable notes to GS Capital in the aggregate principal amount of $250,000, convertible into shares of common stock of the Company, with maturity dates of July 19, 2019. Each note was in the face amount of $125,000, with an original issue discount of $5,000, resulting in a purchase price for each note of $120,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $120,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The notes are convertible beginning six months after issuance, at the lower of (i) $0.60 or (ii) 65% of the lowest of trading price for last 20 days, with the discount increased to 45% in the event of a DTC chill. The second note is not convertible until the buyer has settled the Buyer Note in cash payment, which must be funded by March 20, 2019. The Buyer Note was funded on January 17, 2019, for gross proceeds of $114,000. The Buyer Note is included in Notes Receivable in the accompanying financial statements as of December 31, 2018. During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 113% to 137% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of each debenture. The conversion feature does not meet the definition of a derivative during the first six months, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability

On January 20, 2019 the Company recognized the derivative liability related to the two notes. The Company estimated the fair value of the conversion feature derivative embedded in the debentures at $237,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.64; a risk-free interest rate of 2.51% and expected volatility of the Company’s common stock, of 189.34%, and the various estimated reset exercise prices weighted by probability.

On two dates during January and February 2019, the holder fully converted the $125,000 principal plus $6,331 of accrued interest, into 1,572,550 shares of common stock of the Company, at conversion prices ranging from $.08 to $0.12. At conversion the derivative fair value of $84,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with an decrease in fair value of $30,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.51% and expected volatility of the Company’s common stock, of 189.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

On February 6, 2019, the holder fully converted the $125,000 principal of the back-end note, into 709,837 shares of common stock of the Company at a conversion price of $0.18. At conversion the derivative fair value of $88,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with a decrease in fair value of $35,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.50% and expected volatility of the Company’s common stock, of 211.48%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

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

On January 30, 2019 the Company recognized the derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at $82,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.67; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock, of 317.80%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $2,400 was immediately expensed as financing costs.

On two dates during February 2019, the holder fully converted the $79,500 principal plus $3,180 of accrued interest, into 361,869 shares of common stock of the Company, at conversion prices ranging from $.21 to $0.25. At conversion the derivative fair value of $68,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with a decrease in fair value of $14,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

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

On March 11, 2019 the Company recognized the derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at $68,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.50; a risk-free interest rate of 2.46% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability

On two dates during March 2019, the holder fully converted the $79,500 principal into 295,327 shares of common stock of the Company, at conversion prices ranging from $.27 to $0.29. At conversion the derivative fair value of $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with an increase in fair value of $68,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of on the date of conversion; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

On November 9, 2017, the Company executed a 10% fixed convertible promissory note payable to Tangiers Global LLC in the principal amount of $330,000. The note, which is due seven and a half months from the date of effective date of payment, was funded by the investor in the initial sum of $150,000, net of a $15,000 OID on November 15, 2017 and $150,000, net of a $15,000 OID on December 19, 2017. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 8 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. On four occasions during July through December 2018 the holder converted $320,000 of the note into 1,544,834 shares of the Company’s common shares at conversion prices ranging from $0.50 to $0.08. On January 4, 2019 the holder converted the remaining $10,000 principal plus $22,727 of accrued interest and penalties into 416,114 shares of commons stock of the Company, at a conversion price of $0.08.

The Tangiers Global fixed convertible promissory notes payable and the commitment fee note are guaranteed an interest payment of 10% of the beginning note balance. As such, the Company had to immediately expense the balances during 2017.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the initial conversion terms of the fixed convertible notes issued and in the year ended December 31, 2017 determined that a beneficial conversion feature (“BCF”) exists because the effective conversion price was lower than the quoted market price at the time of the issuance. There was no BCF necessary to recognize in the three months ended March 31, 2019, as the majority of stock prices were in excess of the quoted market price at the time of issuance, or the conversion feature, as discussed above, was required to be bifurcated and accounted for as a derivative liability.

The derivative liability arising from all of the above discussed debentures was revalued at March 31, 2019, resulting in a decrease of the fair value of the remaining derivative liability of $449,000 for the three months ended March 31, 2019. During the three months ended March 31, 2019, there was a reclass of $678,000 of the derivative fair value to equity upon the conversions of approximately $666,500 of principal, and a decrease in the fair value of $10,000 immediately prior to conversion. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.55; a risk-free interest rate of 2.40% and expected volatility of the Company’s common stock ranging from 176.09% to 181.78%, and the various estimated reset exercise prices weighted by probability. There was not a derivative liability as of March 31, 2018.

As the conversion features on specified notes have variable conversion prices with no stated floor, the warrants issued with the units purchased as well as certain convertible notes, were required to be classified out of equity as liabilities in October 2018, when the first conversion feature triggered liability classification of the warrants outstanding. The warrant liability was revalued at March 31, 2019, resulting in an increase of the fair value of the warrant liability of $1,029,000 for the three months ended March 31, 2019. The key valuation assumptions used as of March 31, 2019 consist, in part, of the price of the Company’s common stock of $0.55; a risk-free interest rate ranging from 2.23% to 2.51% and expected volatility of the Company’s common stock ranging from 158.6% to 222.2%.

As of March 31, 2019 and December 31, 2018, the Company has reserved approximately 226,527,220 and 126,142,000 shares underlying the convertible notes and warrants per the terms of the agreements, as discussed above.

For the three months ended March 31, 2019 and 2018, the Company has recognized approximately $62,000 and $10,000 in interest expense related to the notes as described above.

Note 6 - Related Party Transactions

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, PT. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis. During the three months ended March 31, 2019, approximately $244,000 was paid on the promissory note, resulting in a balance outstanding of $955,616 as of March 31, 2019.

On May 9, 2017, the Company entered into a $50,000 note payable with their CEO and controlling stockholder. The balance is due on demand and accrues interest at 8% per annum. For the three months ending March 31, 2019 and 2018, accrued interest in the amount of approximately $1,000 and $900, respectively was recognized.

Payable to related party consists of the note payable with the Company’s CEO and expenses paid on behalf of the CEO. In addition, during the year ended December 31, 2018, upon the closing of the acquisition the Company assumed the liability of $119,340 owed by the Company’s CEO on the building owned/used by PT. Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand.

Note 7 - Stockholders’ Equity

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

On July 11, 2018, the Company issued to the institutional investor a total of 416,667 shares of common stock, pursuant to a notice of conversion dated July 9, 2018, in connection with the conversion of 200,000 shares of the Series A Convertible Preferred Stock, at an adjusted conversion price of $0.60, which adjustment was subject to an agreement between the Company and the institutional investor. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $190,255. On January 17, 2019, as a result of an agreement between the Company and the institutional investor to adjust the conversion price to $0.20, the Company issued the holder of the Series A Convertible Preferred Stock 833,333 shares of their common stock as a retroactive modification of the conversion price on the previously conversions. As a result of the additional shares issued, the Company recognized a loss on conversion in the amount of $708,333

On February 22, 2019, the holder of the Series A Convertible Preferred Shares converted an additional 64,000 Series A preferred shares into a total of 400,000 shares of common stock, at the adjusted conversion price of $0.20. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $198,240. On April 2, 2019, the holder converted the remaining 136,000 Series A Convertible Preferred Shares into a total of 850,000 shares of common stock (See Note 9).

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

The Series B Preferred Stock were issued on December 17, 2018, with all 500,000 shares issued to the Company’s CEO and Chairman, Edwin Ng. The Company issued the shares to Mr. Ng for the purpose of assuring that he retains voting control of the Company, in expectation of the Company’s plan to expand its business and operations, which will require it to issue significant additional shares. The shares were valued at $871,000, which was recognized as shares issued for services.

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

As of March 31, 2019, there are no shares of the Series C Preferred Stock issued or outstanding.

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

On January 15, 2019, the 200,000 Series D Preferred Shares were issued to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration was calculated at $2,372,945, based on 10% of the fully diluted common shares of the Company as of the date of issuance. FRS did not have any significant tangible assets or liabilities as of the date of acquisition. The agreement also includes an employment agreement with a three-year term. The consideration issued in the acquisition has been recognized as consideration related to the employment agreement and will be amortized over the three-year term of the employment agreement. The current portion is included in prepaid expense and the long term portion in other assets, on the accompanying condensed consolidated balance sheet. The amortization expense for the three months ended March 31, 2019 was $165,000.

The Series D Preferred Stock was evaluated in accordance with ASC 480, to determine if liability classification was warranted. As there are no redemption features, and the variable shares to be issued upon conversion are not based on a fixed monetary amount known at inception, nor is the variation based on something other than the fair value of the Company’s equity shares, the preferred shares are classified in equity. The embedded conversion feature was analyzed to determine if it was required to be bifurcated from the preferred shares and accounted for separately, but as the conversion feature is clearly and closely related to preferred shares, which are an equity host instrument, the conversion feature is not to be bifurcated.

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

On January 15, 2019, the 200,000 Series E Preferred Shares were issued to Company’s CEO and Chairman, Edwin Ng as compensation for services related to the negotiation with PT. Investa Wahana Group for the commitment agreement for the subscription of preferred stock discussed above. The fair value of the compensation was calculated at $3,559,412, based on 15% of the fully diluted common shares of the Company as of the date of issuance.

The Series E Preferred Stock was evaluated in accordance with ASC 480, to determine if liability classification was warranted. As there are no redemption features, and the variable shares to be issued upon conversion are not based on a fixed monetary amount known at inception, nor is the variation based on something other than the fair value of the Company’s equity shares, the preferred shares are classified in equity. The embedded conversion feature was analyzed to determine if it was required to be bifurcated from the preferred shares and accounted for separately, but as the conversion feature is clearly and closely related to preferred shares, which are an equity host instrument, the conversion feature is not to be bifurcated.

Issuance of Shares of Common Stock and Warrants for cash

On March 19, 2019, the Company received $70,000 through a placement of 140,000 common stock units to an investor for an offering price of $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase common stock. The 140,000 warrants are exercisable at $1.00 and expire two years from the date of issuance. The warrants were valued at $45,000, using the Black-Scholes pricing model, with the following assumptions: expected dividend yield of 0%; risk-free interest rate of 2.23%; expected volatility between 170.2%. Due to the conversion features on specified notes having variable conversion prices with no stated floor, the warrants were required to be classified out of equity and included in warrant liabilities (Note 5).

Issuance of Shares of Common Stock and Warrants for Services

On January 10, 2019, the Company issued a total of 3,200,000 restricted shares to various third parties for consulting services valued at $883,200 based upon the market price of the shares of $0.28 on the date of issuance. The fair value of the shares was recognized in Prepaid assets and as the consulting agreements are for a term ending December 31, 2019, the expense will be recognized over the term of the agreement. For the three months ended March 31, 2019, $335,800 was recognized as consulting expense.

On January 15, 2019, the Company issued 250,000 restricted shares to a third party for consulting services valued at $155,000 based upon the market price of the shares of $0.62 on the date of issuance.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	4,278,214	$1.28	3.3
Granted	553,166	$0.52	4.2
Exercised	—
Expired	(300,000)	$.65	4.2
Outstanding at March 31, 2019	4,531,380	$1.22	3.5

Note 8 - Commitments and Contingencies

On October 4, 2018, the Company entered into a Preliminary Share Sale and Purchase Agreement between PT Kinerjapay Indonesia and PT Mitra Distribusi Utama (“PTMDU”) to acquire PTMDU for Rp40,000,000,000 or approximately $2,758,621. Depending on the amount raised in the Series C Offering discussed below, the Company intends to use $2,500,000 to $3,000,000 for financing the acquisition of PTMDU.

On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of its 11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an Offering price of $25 per share. If the Offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on the OTCQB.

We accrue for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company has no current legal proceeding and did not accrue any loss for contingencies as of March 31, 2019 and December 31, 2018.

Note 9 - Subsequent Events

On December 10, 2018, the Company has entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, the Company has not received the subscription proceeds but reasonably expects to receive these proceeds or a significant portion thereof during the second quarter of 2019.

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

Subsequent to year end, the Company converted approximately $458,000 of principal on their convertible debentures and approximately $22,000 of accrued interest into 3,698,964 shares of common stock.

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

On April 2, 2019, the Company issued a total of 300,000 restricted shares to a third party for consulting services valued at $186,000 based upon the market price of the shares of $0.60 on the date of issuance.

On May 23, 2019, the Company issued 150,000 fully vested common shares to a third party for consulting services in accordance with the terms of a consulting agreement dated April 17, 2019. The shares were valued at $63,000 based upon the market price of the shares of $0.42 on the date of issuance.

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

On May 9, 2019, the Company entered into a 12% convertible promissory note for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. In connection with the convertible debenture, the Company issued 313,263 of their common shares as a commitment fee to the noteholder.

The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of the lowest trading price for the last 20 days prior to the issuance of the note or 45% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 12% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after six months from issue date. The holder has the option to increase the principal by $5,000 per each default occurrence instead of applying further discounts to the conversion price. However, under no circumstances shall the principal amount exceed an additional $25,000 nor can the conversion price be less than 30% multiplied by the market price due to the cumulative effect. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On May 17, 2019, the Company executed a 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $82,500, and is due on May 17, 2020. The convertible note had an OID of $7,500, for a purchase price of $75,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the fixed price of $1.00 or (ii) 61% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Result of Operations

Comparison of the Three Months Ended March 31, 2019 to the Year Ended March 31, 2019

Revenue

During the three months ended March 31, 2019, we generated gross revenues of $94,939. Our cost of sales were $101,219, yielding net revenues of $(6,280), compared to net revenues from a related party of ($11,277) for the three months ended March 31, 2018. The revenues in 2018 were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in negative net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the three months ended March 31, 2019 are summarized as follows in comparison to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Marketing Expenses	$63,502	$-
General and administrative	4,750,467	3,305,574
Depreciation	9,011	1,071
Other income (expense)	(3,238,770)	(49,313)

Marketing expenses for the three months ended March 31, 2019 increased as there were no marketing expenses for the same period in 2018. This was the result of the Company trying to grow their business on their portal.

General and administrative expenses for the three months ended March 31, 2019 increased by 39% compared to general and administrative expenses for the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $502,000 in consulting fees, approximately $3,560,000 in preferred shares issued to the CEO for a bonus related to raising capital on the expected financing, $165,000 of amortization of the preferred shares issued in the FRS acquisition, and approximately $140,000 in legal and professional fees. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures. Included in general and administrative expenses in the three months ending March 31, 2018 was approximately $2,575,000 in shares issued for services.

Other income (expense) mostly increased during the three months ended March 31, 2019 due to the expenses related to the convertible debentures, including changes in fair value of the derivative and warrant liabilities, amortization of the debt discount, financing expenses from the fair value of the derivatives being greater than the face value of the convertible debenture, and penalties and loss on the conversions. None of these transactions occurred during the same period in 2018.

Depreciation expense increased over 741% in the three months ended March 31, 2019 as compared to the same period in 2018, due to the fixed assets associated with the PT Kinerja acquisition.

Working Capital

	March 31, 2019	December 31, 2018
Current assets	$1,980,006	$401,785
Current liabilities	5,947,706	3,996,097
Working capital (deficiency)	$(3,967,700)	$(3,594,312)

Current assets increased by approximately $1,578,000, which was primarily attributable to an increase in Prepaid expenses due to the issuance of common shares for consulting services of approximately $883,000 to be expensed over the one year term of the agreements, less amortization for the period of $336,000, the current portion of the preferred shares issued in the FRS acquisition of approximately $791,000 and $150,000 paid to a third party as a finder’s fee for a future financing. Current liabilities increased by approximately $1,952,000, which was primarily attributable to the following: (i) an increase of approximately $635,000 in the fair value of the derivative liability, which included $1,285,000 in additions to the derivative liability related to new convertible debentures offset by $678,000 of the derivative liability reclassed to equity upon conversion of the related convertible debentures; and (ii) an increase in the fair value of the warrant liability $1,305,000, which included $276,000 from the fair value of newly issued warrants, offset by a decrease in convertible debentures due to conversions of the debentures and the newly issued convertible debentures being fully reduced by debt discounts arising from the bifurcation and classification of their conversion features as derivative liabilities.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018

Net loss	$(8,068,030)	$(3,367,235)

Net cash used in operating activities	(1,053,589)	(663,647)
Net cash used in investing activities	(54,961)	(2,520)
Net cash provided by financing activities	1,063,976	816,000
(Decrease)/Increase in cash and cash equivalents	$(44,574)	$149,833

Net cash used in operating activities increased by approximately 43% for the three months ended March 31, 2019, as compared with the same period in 2018. The increase in cash used was a result of the increase in the net loss of approximately $7,710,000, plus the increase in non-cash activities, including the issuance of preferred stock for services of approximately $3,560,000 and commons shares for approximately $1,038,000, the penalties and loss on conversions and modifications of common and preferred stock of approximately $1,031,000, the financing costs of approximately $473,000, the net decrease in the fair value of the derivative and warrant liabilities of $570,000 and the amortization of debt discount of approximately $997,000. None of these same charges occurred in the three months ended March 31, 2018. Additionally, there was an increase of approximately $932,000 in prepaid and other assets related to shares issued for future services and amounts paid in advance for listing in Malta and a finder’s fee for future expected financing. The cash used in operating activities in 2018 consisted mainly of the net loss of approximately $3,367,000 offset by the non-cash expense of stock -based compensation recognized during the three months.

Net cash used in investing activities for the three months ended March 31, 2019 increased by approximately 2081% as compared to the same period in 2018. The increase was due to the increase of fixed assets used in connection with the inclusion of PT Kinerja since its acquisition.

During the three months ended March 31, 2019, our financing activities mainly consisted of $1,055,000 in proceeds from convertible debentures and$70,000 in cash received in from the sale of share and warrants units, offset by payments made on the promissory note arising from the acquisition of PT Kinerja. Our financing activities during the three months ended March 31, 2018, consisted of $500,000 for the sale of preferred stock, $100,000 from the exercise of warrants and $216,000 proceeds on debt.

Convertible Note Agreements

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

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

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms.

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 9, 2019, the Company entered into a 12% convertible promissory note for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000.

The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of the lowest trading price for the last 20 days prior to the issuance of the note or 45% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 12% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after six months from issue date. The holder has the option to increase the principal by $5,000 per each default occurrence instead of applying further discounts to the conversion price. However, under no circumstances shall the principal amount exceed an additional $25,000 nor can the conversion price be less than 30% multiplied by the market price due to the cumulative effect. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note.

On May 17, 2019, the Company executed a 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $82,500, and is due on May 17, 2020. The convertible note had an OID of $7,500, for a purchase price of $75,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the fixed price of $1.00 or (ii) 61% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

Going Concern

The accompanying audited consolidated financial statements contained in this periodic report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the three months ended March 31, 2019, the Company had a net loss of approximately $8,068,000. At March 31, 2019, the Company had an accumulated deficit of approximately $26,213,000 and a working capital deficit of approximately $3,968,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the three months ended March 31, 2018, the Company received net cash proceeds of approximately $935,000 from the issuance of new convertible debentures. Subsequent to March 31, 2019, the Company received approximately $500,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Future Financing

We will require additional funds to implement our growth strategy for our business. Subsequent to quarter end, we have raised approximately an additional $920,000, net of OID, from convertible debentures. Additionally, on December 10, 2018, we entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, we have not received the subscription proceeds, but we reasonably expect to receive these proceeds or a significant portion thereof during the second quarter of 2019.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on April 24, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. We expect to apply the ASU without adjusting the comparative periods and, if applicable, recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASC 842 on January 1, 2019, and the adoption did not have an impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of March 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of March 31, 2019 was not effective.

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

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	inadequate segregation of duties consistent with control objectives;
●	lack of independent Board of Directors and absence of Audit Committee to exercise oversight responsibility related to financial reporting and internal control;
●	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives; and
●	no formal written policy for the approval, identification and authorization of related party transactions currently exists.

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

During the fiscal quarter ended March 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment and improve policies and procedures over internal control. In the light of business acquisition of PT Kinerja and launch of a new subsidiary PT Kinerja SP in 2018, we continued to work with key personnel in charge of financial reporting of the Company and subsidiaries to streamline daily accounting processes, and conform all business units with the same set of financial reporting procedures. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), as filed with the SEC on April 24, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended March 31, 2019 without registration under the Securities Act:

Reference is made to the disclosure under Note 5 of the accompanying financial statements with respect to the issuance of warrants in connection with the issuance of convertible notes during the three-month period ended March 31, 2019, as follows:

(i) In connection with the Armada note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five-year term;

(ii) In connection with the Jefferson note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five-year term; and

(iii) In connection with the BHP note dated January 25, 2019, the Company issued 115,500 warrants, exercisable at $0.49, with a five-year term.

The above issuances of warrants did not involve any underwriters, underwriting discounts or commissions, or any public offering. The warrants were issued to accredited investors, and the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

item 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
21.1**	Subsidiaries of the Registrant
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.INS*	XBRL Instance Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Director (Principal Executive Officer)
Date: June 5, 2019

By:	/s/ Windy Johan
Windy Johan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: June 5, 2019

