Form 10-Q
period 2019-06-30
KinerjaPay Corp.
filed 2019-08-14
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

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

As of August 9, 2019, there were 49,870,315 shares of the registrant’s common stock outstanding.

KINERJAPAY CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTHES ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$273,388	$150,091
Accounts receivable, net	25,460	5,778
Accounts receivable - related party	-	6,295
Other receivable	25,267	14,036
Convertible notes receivable	96,816	120,000
Prepaid expenses	1,754,135	79,012
Inventory	22,742	15,712
Deposits	59,090	10,861

Total current assets	2,256,898	401,785

Other assets, net of amortization	1,498,592	52,415
Fixed assets, net of accumulated depreciation of $352,769 and $327,192, respectively	725,491	649,698

Total assets	$4,480,981	$1,103,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$78,013	$52,555
Tax payable	4,947	12,198
Accrued expenses and interest	277,372	87,270
Payable to Related party	738,987	758,221
Promissory note, related party	600,000	600,000
Convertible debentures, net of discount of $1,553,928 and $435,000 as of June 30, 2019 and December 31, 2018, respectively	1,297,750	1,304,853
Derivative liability	3,720,000	807,000
Warrant liability	584,000	374,000

Total current liabilities	7,301,069	3,996,097

Promissory note, related party, less current portion	301,484	600,000

Total liabilities	7,602,553	4,596,097

Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized:
Series A Preferred Stock, 400,000 authorized, 0 and 200,000 issued and outstanding, respectively	-	20
Series B Preferred Stock, 500,000 authorized, 500,000 issued and outstanding	50	50
Series C Preferred Stock, 2,000,000 authorized, none issued and outstanding	-	-
Series D Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Series E Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 43,694,689 issued and outstanding at June 30, 2019 and 22,089,033 issued and outstanding at December 31, 2018	4,369	2,208
Additional paid-in capital	26,990,292	14,696,799
Accumulated deficit	(30,486,500)	(18,145,079)
Stock payable	450,374	34,000
Accumulated other comprehensive income	(80,197)	(80,197)
Total stockholders’ deficit	(3,121,572)	(3,492,199)

Total liabilities and stockholders’ deficit	$4,480,981	$1,103,898

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$167,114	$-	$262,054	$-
Net revenue - related party	-	12,605		1,328
Cost of sales	145,859	-	247,078	-
Gross profit	21,256	12,605	14,976	1,328

Operating expenses:
Marketing Expense	55,196	-	118,698	-
General and administrative	1,299,016	1,074,289	6,049,483	4,379,863
Depreciation	16,566	980	25,577	2,051

Total operating expenses	1,370,778	1,075,269	6,193,759	4,381,914

Operating loss before other income (expense)	(1,349,523)	(1,062,664)	(6,178,783)	(4,380,586)

Other income (expense):
Interest expense	(109,115)	(9,166)	(171,034)	(18,823)
Amortization of debt discount	(961,387)	-	(1,958,573)	-
Financing costs	(1,199,505)	-	(1,672,505)	-
Change in fair value of derivative liability	(296,583)	-	162,417	-
Change in fair value of warrant liability	639,000	-	(390,000)	-
Penalties and loss on conversion of debt	(971,900)	(126,016)	(2,093,401)	(126,016)
Penalties	-
Other expenses	(24,377)	(14,107)	(39,542)	(53,763)

Total other income (expense)	(2,923,867)	(149,289)	(6,162,638)	(198,602)

Loss before income taxes	(4,273,390)	(1,211,953)	(12,341,421)	(4,579,188)

Provision for income taxes	-	-	-	-

Net loss	$(4,273,390)	$(1,211,953)	$(12,341,421)	$(4,579,188)

Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	-	-	-	-
Total other comprehensive income, net of tax	-	-	-	-

Total comprehensive loss, net of tax	(4,273,390)	(1,211,953)	(12,341,421)	(4,579,188)

Loss per share - Basic and diluted	$(0.11)	$(0.08)	$(0.35)	$(0.31)

Weighted average shares outstanding - Basic and diluted	38,876,300	15,181,147	35,191,502	14,804,593

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Loss	Deficit

Balance January 1, 2018	12,461,013	1,245	-	-	9,457,265	178,000	(9,751,419)	-	(114,909)

Issuance of Series A Preferred Stock for cash			400,000	40	499,960				500,000
Issuance of Series B Preferred Stock for services			500,000	50	870,950				871,000
Issuance of shares for cash	20,000	2			49,998	(50,000)			-
Issuance of shares for services	4,365,278	437			3,675,447	(94,000)			3,581,884
Issuance of shares upon conversion	4,162,948	416			890,761				891,177
Acquisition of PT Kinerja Indonesia					(1,132,110)				(1,132,110)
Penalties and loss on conversion of debt					176,745				176,745
Loss on modification of warrant exercise price					71,117				71,117
Issuance of shares upon conversion of preferred stock	416,667	42	(200,000)	(20)	(22)				-
Loss on modification of Series A preferred stock conversion price					190,255				190,255
Issuance of shares upon exercise of warrants	463,127	46			99,954				100,000
Issuance of shares in connection with convertible debt	200,000	20			37,480				37,500
Warrants issued in connection convertible debt					262,000				262,000
Reclass of warrant fair value to liability classification					(514,000)				(514,000)
Reclass of derivative liability upon conversion of related convertible debentures					61,000				61,000
Foreign currency translation adjustments								-	-
Net loss							(8,393,660)		(8,393,660)

Balance December 31, 2018	22,089,033	$2,208	700,000	$70	$14,696,799	$34,000	$(18,145,079)	$(80,197)	$(3,492,199)

Issuance of Series D Preferred Stock for acquisition of FRS			200,000	20	2,372,925				2,372,945
Issuance of Series E Preferred Stock for services			200,000	20	3,559,397				3,559,417
Issuance of shares and warrant units for cash						70,000			70,000
Issuance of shares for services	3,450,000	345			1,037,855				1,038,200
Issuance of shares upon conversion	7,562,896	756			719,366				720,122
Issuance of shares upon conversion of preferred stock	400,000	40	(64,000)	(6)	(34)				-
Loss on modification of Series A preferred stock conversion price	833,333	83			906,490				906,573
Warrants issued in connection convertible debt					231,000				231,000
Reclass of warrant fair value to liability classification					(231,000)	(45,000)			(276,000)
Reclass of derivative liability upon conversion of related convertible debentures					678,000				678,000
Additional shares issued in conversion for penalties					190,000				190,000
Foreign currency translation adjustments								80,197	80,197
Net loss							(8,068,031)		(8,068,031)

Balance March 31, 2019	34,335,262	$3,432	1,036,000	$104	$24,160,798	$59,000	$(26,213,110)	$-	$(1,989,776)

Issuance of shares for services	550,000	55			266,945	315,000			582,000
Issuance of shares upon conversion	7,382,164	738			877,691				878,429
Shares not yet issued under subscription agreements						76,374			76,374
Issuance of shares upon exercise of warrants	264,000	27			(27)				-
Issuance of shares upon conversion of preferred stock	850,000	85	(170,000)	(14)	(71)				-
Loss on modification of Series A preferred stock conversion price					428,400				428,400
Issuance of shares in connection with convertible debt	313,263	32			168,974				169,006
Reclass of warrant liability classification to equity upon exercise and expiration of warrants					456,000				456,000
Reclass of derivative liability upon conversion of related convertible debentures					631,582				631,582
Foreign currency translation adjustments								(80,197)	(80,197)
Net loss							(4,273,390)		(4,273,390)

Balance June 30, 2019	43,694,689	$4,369	866,000	$90	$26,990,292	$450,374	$(30,486,500)	$(80,197)	$(3,121,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$(12,341,421)	$(4,579,188)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	25,577	2,051
Amortization of debt discount	1,958,573	97,520
Issuance of shares for services	1,620,200	3,298,941
Change in fair value of derivative liability	(162,417)	-
Change in fair value of warrant liability	390,000
Penalties and loss on conversion of preferred stock	2,093,484	126,016
Allowance for bad debt	20,000
Financing costs	1,672,505	-
Series B Preferred stock issued for services	3,724,417	-

Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(13,387)	-
(Increase) decrease in other receivable	(11,231)	(37,691)
(Increase) decrease in inventory	(7,030)	(15,463)
(Increase) decrease in deposits	(48,230)	-
(Increase) decrease in prepaid expenses	(884,141)	(40,312)
(Increase) decrease in other assets	(29,215)	94,383
Increase (decrease) in accounts payable	30,964	45,186
Increase (decrease) in taxes payable	(7,250)	-
Increase (decrease) in accrued liabilities	32,485	(28,992)
Increase (decrease) in accrued interest	248,978	-

CASH USED IN OPERATING ACTIVITIES	(1,687,141)	(1,037,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(101,370)	(8,681)
Cash paid for convertible notes receivable	(116,816)	-

CASH USED IN INVESTING ACTIVITIES	(218,186)	(8,681)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on promissory note	(298,516)	-
Related party debt	(19,234)	-
Proceeds from issuance of common stock	146,374	500,000
Proceeds on debt	-	344,000
Proceeds from convertible debentures	2,200,000	-
Issuance of Series A PS for cash	-	-
Shares issued upon exercise of warrants	-	100,000

CASH PROVIDED BY FINANCING ACTIVITIES	2,028,624	944,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	-	-

NET CHANGE IN CASH	123,297	(102,230)

CASH AT BEGINNING OF YEAR	150,091	160,629

CASH AT END OF YEAR	$273,388	$58,399

Supplemental disclosure of cash flow information:
Interest expense paid	$-	$-

Non-cash Investment and Financing Activities:

Common Stock issued for debt settlement	$-	$82,500
Common shares issued upon conversion of debt	$1,598,551	$-
Common shares issued upon conversion of preferred stock	125
Issuance of preferred shares for acquisition	$2,372,945	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the six months ended June 30, 2019, the Company had a net loss of approximately $12,341,000. At June 30, 2019, the Company had an accumulated deficit of approximately $30,487,000 and a working capital deficit of approximately $5,044,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2019, the Company received net cash proceeds of approximately $2,080,000 from the issuance of new convertible debentures. Subsequent to June 30, 2019, the Company received approximately $278,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiaries PT KinerjaPay, PT Kinerja, and PT Kinerja Simpan Pinjam. All significant inter-company balances and transactions have been eliminated.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash, accounts payable and accrued expenses, and notes payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2019 or December 31, 2018. The Derivative liabilities at June 30, 2019 and December 31, 2018, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the six months ended June 30, 2019:

2019
Balance at beginning of the period	$807,000
Initial recognition of conversion feature	3,018,000
Additions for increases in principal	1,367,000
Reclassification to equity	(1,310,000)
Change in fair value	(162,000)
Balance at end of the period	$3,720,000

At June 30, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the six months ended June 30, 2019:

2019
Balance at beginning of the period	$374,000
Initial recognition of warrant liability	276,000
Reclassed to equity upon exercise	(138,000)
Reclassed to equity upon expiration	(318,000)
Change in fair value	390,000
Balance at end of the period	$584,000

At June 30, 2019, the Company estimated the fair value of the warrant liabilities based on the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk-free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and six months ended June 30, 2019, the Company had approximately $2,878,000 in convertible debentures whose approximately 16,552,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 45% to 65% of the defined trading price and approximately 3,516,000 warrants with an exercise price of $3.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three and six months ended June 30, 2018, the Company had approximately $864,000 in convertible debentures whose approximately 1,477,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – 60% to 65% of the defined trading price and approximately 4,155,000 warrants with an exercise price of $3.00 to $1.00, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 – COVERTIBLE NOTES RECEIVABLE

On May 29, 2019 the Company entered into a convertible note receivable with Oncolix, Inc in the principal amount of $20,000, with a maturity date of November 29, 2019. The note bears interest at 12%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of Oncolix, Inc.’s common stock over the thirty days prior to the conversion date.

As disclosed in a Form 8K filed with the SEC on July 3, 2019, on July 2, 2019, Oncolix received a final notice of default under a license agreement with its product candidate. Additionally disclosed, was that Oncolix has been unable to finance its continuing operations and can no longer meet its continuing obligations, and as such substantially all of its remaining assets are pledged to the holders of its convertible notes. Therefore, the Company has fully reserved this amount due under the convertible note receivable.

On June 3, 2019 the Company acquired from Power Up Lending Group LTD, one of their noteholders (Note 6), a convertible note receivable with Mineral Mountain Mining & Mining (“MMMM”), for a purchase price of $96,816, with a maturity date of November 30, 2019. The note bears interest at 12%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. The note is convertible at a variable conversion price of 58% of the average of the lowest two trading prices of MMMM’s common stock over the fifteen days prior to the conversion date.

Note 4 - Other Assets

Included in other assets is the long term portion of preferred shares issued in connection with the FRS acquisition and related employment agreement (See Note 7).

Also included in other assets is $247,000 paid as finder’s fees in connection with an expected equity investment in the Company and a related standby letter of credit. The amount will be offset against the investment in equity when the transaction closes.

Other assets also include amounts related to an agreement entered into on July 31, 2017, with Ace Legends Pte. Ltd. in connection with a partnership in game development, for a period of 18 months. The agreement was amended to commence on December 1, 2017. The agreement called for the Company to pay $100,000 in cash and to issue 80,000 shares of common stock of the Company. The shares were valued at $128,000, based on the trading value of the common stock of the Company on the date of the agreement. As of June 30, 2019, and 2018, $0 and $57,865, respectively, of amortization expense has been recognized. The balance net of amortization as of June 30, 2019 and December 31, 2018 is $31,815.

Note 5 - Fixed Assets

Fixed assets consist of the following:

	June 30, 2019	December 31, 2018
Building	$788,323	$729,760
Vehicles	27,495	26,713
Office Equipment and Furniture	262,442	220,417
	1,078,260	976,890
Less: Accumulated Depreciation	(352,769)	(327,192)
	$725,491	$649,698

Depreciation expense for the six months ended June 30, 2019 and 2018 was $25,577 and $2,051, respectively.

Note 6 – Convertible Notes Payable

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of an event of default, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. As a result the outstanding balance of the note as of June 30, 2019, was $178,750. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $163,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.64 at issuance date; a risk-free interest rate of 2.42% and expected volatility of the Company’s common stock, of 176.09%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $53,000 was immediately expensed as financing costs.

On May 9, 2019, the Company entered into a 12% convertible promissory note with Labrys Fund LP for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. As a result the outstanding balance of the note as of June 30, 2019, was $423,000. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. In connection with the convertible debenture, the Company issued 313,263 of their common shares as a commitment fee to the noteholder, with a fair value of approximately $169,000, based on the market value of the common stock on the date of issuance of $0.54, included in the debt discount.

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

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $608,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.54 at issuance date; a risk-free interest rate of 2.46% and expected volatility of the Company’s common stock, of 202.78%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $498,000 was immediately expensed as financing costs.

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

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $132,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.45 at issuance date; a risk-free interest rate of 2.35% and expected volatility of the Company’s common stock, of 177.33%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $49,500 was immediately expensed as financing costs.

On May 15, 2019, the Company entered into a convertible note with Auctus Fund for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $100,000. As a result the outstanding balance of the note as of June 30, 2019, was $300,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $318,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.42 at issuance date; a risk-free interest rate of 2.30% and expected volatility of the Company’s common stock, of 191.41%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $118,000 was immediately expensed as financing costs.

On May 29, 2019, the Company executed a 10% fixed convertible promissory note payable to Illiad Research for the principal amount of $115,000, which matures on May 29, 2020. The convertible note had an OID of $5,000, plus $5,000 was deducted from the purchase price for legal and due diligence fees for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 22% and the principal balance increases by 15%. The note is convertible into shares of Common Stock at a conversion price equal to 60% multiplied by the lowest closing trade price during the 20 trading days immediately preceding the applicable conversion. Per the agreement, the Company is required at all times to have 1,800,000 common shares reserved. The Company may prepay the note at 125% of the principal and accrued interest balance. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $168,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.47 at issuance date; a risk-free interest rate of 2.30% and expected volatility of the Company’s common stock, of 177.33%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $53,000 was immediately expensed as financing costs.

On June 3, 2019, the Company entered into a convertible note with GS Capital for the principal amount of $192,500, convertible into shares of common stock of the Company, which matures on June 3, 2020. The convertible note had an OID of $17,500, for a purchase price of $175,000. The note bears interest at 10%, which increases to 24% upon an event of default. In an event of default as set forth in the note, including if the Company does not pay the note at maturity, or the common stock of the Company is delisted or loses its bid price, the default sum becomes 110% to 150% of the principal outstanding and accrued interest. The note is convertible beginning on the six month anniversary of the note, at the lesser of: (i) $1.00; or (ii) 60% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note. The discount shall increase to 50% if the Company experiences a DTC “chill”. If the Company is not current in their filings with the SEC after the six month anniversary of the note, the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

In connection with the Armada note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000. The warrants were exercised on April 24, 2019, in a cashless exercise, resulting in the issuance of 264,000 shares of the Company’s common stock.

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

The Armada October 2018 note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

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

The BHP October 2018 note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

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

The Jefferson October 2018 note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

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

The Power Up October 2018 note was fully converted on April 24, 2019, at which time the derivative fair value of $55,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $25,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability.

On October 29, 2018, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on October 29, 2019, and has a $5,000 OID. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default. The derivative liability was recognized on April 27, 2019, in the initial amount of $177,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.62; a risk-free interest rate of 2.46% and expected volatility of the Company’s common stock, of 200.74%, and the various estimated reset exercise prices weighted by probability.

The JSJ October 2018 note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of approximately $114,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $63,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the dates converted; a risk-free interest rate ranging from 2.29% to 2.45% and expected volatility of the Company’s common stock ranging from 143.85% to 172.14%, and the various estimated reset exercise prices weighted by probability.

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with Auctus Funds, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $75,000. As a result, the outstanding balance of the note as of December 31, 2018, was $225,000. The note is convertible at a variable conversion rate lessor of (i) lowest closing price during the previous 25 trading day period, prior to the date of note and (ii) the variable price, which is 60% by market price (lowest closing price for 25 days prior to conversion). The discount increases by 15% discount if there is a DTC “chill” in effect., and an additional 10% if the Company is not DWAC eligible. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain the reserve shares or fails to replenish then within 3 days of request, the principal balance increases by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

On several dates in June 2019, $94,638 of the Auctus October 2018 note was converted, at which time the derivative fair value of approximately $72,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $46,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

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

On several dates in June 2019, $140,206 of the EMA October 2018 note was converted, at which time the derivative fair value of approximately $122,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $29,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.24; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

On December 3, 2018, the Company entered into a 12% convertible note with Power Up Lending, for the principal amount of $53,000, convertible into shares of common stock of the Company, which matures on September 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability. The derivative liability was recognized on June 1, 2019, in the initial amount of $87,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.43; a risk-free interest rate of 2.35% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

The Power Up December 2018 note was fully converted on several dates in June 2019, at which time the derivative fair value of approximately $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $26,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

On June 13, 2018, the Company executed a 10% convertible promissory note payable to Crown Bridge Partners in the principal amount of $225,000, with an OID of $22,500. The first tranche of the note, in the principal amount of $75,000, with an OID of $7,500 for net cash receipt of $67,500, was paid at closing. Crown Bridge Partners may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. On August 21, 2018, a second tranche, for a 10% convertible promissory note in the amount of $25,000 was executed. On January 10, 2019, a third tranche, for a 10% convertible promissory note in the amount of $50,000 was executed. On February 15, 2019, a fourth tranche, for a 10% convertible promissory note in the amount of $35,000 was executed. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance on the first tranche was increased by $37,500. As a result, the outstanding balance of the first tranche as of December 31, 2018, was $112,500. The note principal balance on the second tranche was increased by $12,500. As a result, the outstanding balance of the second tranche as of December 31, 2018, was $37,500. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

On February 6, 2019, the holder fully converted the $125,000 principal of the back-end note, into 709,837shares of common stock of the Company at a conversion price of $0.18. At conversion the derivative fair value of $88,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with a decrease in fair value of $35,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.50% and expected volatility of the Company’s common stock, of 211.48%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

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

The derivative liability arising from all of the above discussed debentures was revalued at June 30, 2019, resulting in an increase of the fair value of the remaining derivative liability of approximately $43,000 for the six months ended June 30, 2019. During the six months ended June 30, 2019, there was a reclass of approximately $1,309,000 of the derivative fair value to equity upon the conversions of approximately $1,507,000 of principal, and a decrease in the fair value of $205,000 immediately prior to conversion. The key valuation assumptions used as of June 30, 2019 consist, in part, of the price of the Company’s common stock of $0.25; a risk-free interest rate ranging from 1.92% to 2.120% and expected volatility of the Company’s common stock ranging from 172.14% to 203.81%, and the various estimated reset exercise prices weighted by probability. There was not a derivative liability as of June 30, 2018.

As the conversion features on specified notes have variable conversion prices with no stated floor, the warrants issued with the units purchased as well as certain convertible notes, were required to be classified out of equity as liabilities in October 2018, when the first conversion feature triggered liability classification of the warrants outstanding. The warrant liability was revalued at June 30, 2019, resulting in an increase of the fair value of the warrant liability of $390,000 for the six months ended June 30, 2019. The key valuation assumptions used as of June 30, 2019 consist, in part, of the price of the Company’s common stock of $0.25; a risk-free interest rate ranging from 1.71% to 1.92% and expected volatility of the Company’s common stock ranging from 169.6% to 180.8%.

As of June 30, 2019 and December 31, 2018, the Company has reserved approximately 276,409,031 and 126,142,000 shares underlying the convertible notes and warrants per the terms of the agreements, as discussed above.

For the six months ended June 30, 2019 and 2018, the Company has recognized approximately $171,000 and $19,000, respectively, in interest expense related to the notes as described above, and has accrued interest on the notes of approximately $168,000 and $84,000 as of June 30, 2019 and December 31, 2019, respectively.

Note 7 - Related Party Transactions

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, PT. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis. During the six months ended June 30, 2019, approximately $298,000 was paid on the promissory note, resulting in a balance outstanding of $901,484 as of June 30, 2019.

On May 9, 2017, the Company entered into a $50,000 note payable with their CEO and controlling stockholder. The balance is due on demand and accrues interest at 8% per annum.

Payable to related party consists of the note payable with the Company’s CEO and expenses paid on behalf of the CEO. In addition, during the year ended December 31, 2018, upon the closing of the acquisition the Company assumed the liability of $119,340 owed by the Company’s CEO on the building owned/used by PT. Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand. The balance as of June 30, 2019 reflects payments made on the payable, as well as changes in foreign currency.

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

As of June 30, 2019, there are no shares of the Series C Preferred Stock issued or outstanding.

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

On January 15, 2019, the 200,000 Series D Preferred Shares were issued to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration was calculated at $2,372,945, based on 10% of the fully diluted common shares of the Company as of the date of issuance. FRS did not have any significant tangible assets or liabilities as of the date of acquisition. The agreement also includes an employment agreement with a three-year term. The consideration issued in the acquisition has been recognized as consideration related to the employment agreement and will be amortized over the three-year term of the employment agreement. The current portion is included in prepaid expense and the long term portion in other assets, on the accompanying condensed consolidated balance sheet. The amortization expense for the six and three months ended June 30, 2019 was $362,745 and $197,745, respectively.

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

On January 15, 2019, the 200,000 Series E Preferred Shares were issued to Company’s CEO and Chairman, Edwin Ng as compensation for services related to the negotiation with PT. Investa Wahana Group for the commitment agreement for the subscription of preferred stock discussed above. The fair value of the compensation was calculated at $3,559,417, based on 15% of the fully diluted common shares of the Company as of the date of issuance.

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

Issuance of Shares of Common Stock and Warrants for cash

On March 19, 2019, the Company received $70,000 through a placement of 140,000 common stock units to an investor for an offering price of $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase common stock. The 140,000 warrants are exercisable at $1.00 and expire two years from the date of issuance. The warrants were valued at $45,000, using the Black-Scholes pricing model, with the following assumptions: expected dividend yield of 0%; risk-free interest rate of 2.23%; expected volatility between 170.2%. Due to the conversion features on specified notes having variable conversion prices with no stated floor, the warrants were required to be classified out of equity and included in warrant liabilities (Note 6).

During the second quarter of 2019, the Company received $76,374 for the sale of an additional 59,000 shares of common stock.

As of June 30, 2019, none of the common stock related to the above sales had been issued, and are included in stock payable.

Issuance of Shares of Common Stock for Services

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

On January 15, 2019, the Company issued 250,000 restricted shares to a third party for consulting services already provided, valued at $155,000 based upon the market price of the shares of $0.62 on the date of issuance.

On March 10, 2019, the Company entered into a consulting agreement to issue 400,000 restricted shares to a third party for consulting services to be provided over the year term of the consulting agreement, valued at $200,000 based upon the market price of the shares of $0.50 on the date of the agreement. The fair value of the shares was recognized in Prepaid assets and the expense will be recognized over the term of the agreement. The shares were issued on July 2, 2019, and are included in Stock payable as of June 30, 2019.

On April 2, 2019, the Company issued a total of 300,000 restricted shares to a third party for consulting services already provided, valued at $180,000 based upon the market price of the shares of $0.60 on the date of issuance.

On May 23, 2019, the Company issued 150,000 fully vested common shares to a third party for consulting services in accordance with the terms of a consulting agreement dated April 17, 2019. The shares were valued at $63,000 based upon the market price of the shares of $0.42 on the date of issuance. An additional 100,000 shares were issued on June 7, 2019, valued at $24,000, based upon the market price of the shares of $0.24 on the date of issuance.

On June 6, 2019, the Company entered into a consulting agreement to issue 500,000 restricted shares to two parties, for consulting services to be provided over the year term of the consulting agreement, valued at $115,000 based upon the market price of the shares of $0.23 on the date of the agreement. The fair value of the shares was recognized in Prepaid assets and the expense will be recognized over the term of the agreement. The shares were issued on July 2, 2019, and are included in Stock payable as of June 30, 2019.

For the six and three months ended June 30, 2019, $1,009,179 and $508,379 was recognized as consulting expense for the above issued shares.

Warrants

Warrants outstanding as of June 30, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	4,278,214	$1.28	3.3
Granted	553,166	$0.52	4.2
Exercised	(150,000)
Expired	(1,050,000)	$1.00
Outstanding at June 30, 2019	3,631,380	$1.22	3.5

Note 9 - Commitments and Contingencies

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

The Company accrues for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company has no current legal proceeding and did not accrue any loss for contingencies as of June 30, 2019 and December 31, 2018.

Note 10 - Subsequent Events

On December 10, 2018, the Company has entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, the Company has not received the subscription proceeds but expects to receive these proceeds or a significant portion thereof during the third quarter  of 2019.

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

On  July 2, 2019, the Company executed a 12% fixed convertible promissory note payable to JSJ Investments, Inc in the principal amount of $118,000, and is due on June 28, 2020. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on April 8, 2020. The convertible note had a OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at 60% of the lowest closing bid price during 20 days prior to and including the conversion date. If the note is in default due to the Company not being current in their filings with the SEC the holder may elect to use a conversion price equal to the lower of (i) the closing price of the common stock on the trading day immediately preceding the conversion date, or (ii)60% of the lowest closing bid price during 20 days prior to and including the conversion date. The discount increases by 15% discount if there is a DTC “chill” in effect, or closing price falls below $0.095. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

On July 31, 2019, the Company entered into a convertible note with Auctus Fund for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 5, 2019, after conversions of $20,000 of its principal, leaving $27,000 principal outstanding, the Company prepaid the remaining balance on the January 28, 2019, PowerUp convertible debenture (Note 6), for a settlement amount of $37,046.

On July 31, 2019 the outstanding principal of $165,000, default penalty of $66,00 and accrued interest on the January 18, 2019 convertible debenture with Tangeirs Global (Note 6) was purchased from the noteholder by BHP Capital NY Inc, for $254,000. The original note, with the same rights and benefits, was assigned to BHP.

On July 26, 2019, the Board of Directors of the Company authorized an increase in the authorized common shares of the Company to 950,000,000.

On July 2, 2019, the Company issued 950,000 shares to consultants for services, with a fair value of $315,000, based on the fair value of the Company’s common stock on the date of the consulting agreements.

Subsequent to year end, the Company converted approximately $273,000 of principal on their convertible debentures and approximately $20,000 of accrued interest and fees into 5,225,623 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element (the “Equipment”). The Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL, organized under the laws of Belgium (“IEC”) on May 14, 2013 to commercialize the Equipment. Since the Company did not generate any revenue from the Equipment, we determined that it was not in the best interest of the Company or its shareholders to continue devoting resources and incurring expenditures towards efforts to commercialize the Equipment.

On November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the “Rescission Agreement”) pursuant to which: (i) we transferred and assigned all right, title and interest in the Equipment back to IEC; (ii) IEC returned 333,333 of the 2,000,000 Shares back to the Company; (iii) IEC transferred and assigned the remaining 1,666,667 Shares to Mr. Edwin Witarsa Ng (“Mr. Ng”), a resident of Indonesia, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC. The rationale of the Rescission Agreement was based upon our determination not to pursue the use and commercial exploitation of the Equipment in furtherance of its former solar energy business plan.

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

Pursuant to the License Agreement, the Company agreed to: (i) change the name of the Company to KinerjaPay Corp.; (ii) implement a reverse split of the Company’s shares of common stock on a one-for-thirty (1:30) basis; and (iii) raise equity capital in the minimum offering amount of $500,000 and the maximum offering amount of $2,500,000 through the offering of units at a price of $0.50. Each unit consists of 1 share of common stock and 1 Class A warrant exercisable for a period of 24 months to purchase 1 additional share of common stock at $1.00 (“Unit Offering”). The Unit Offering is only being made to “accredited investors” who are not U.S. Persons pursuant to Regulation S promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). On January 20, 2016, the Company closed its first Unit Offering receiving subscription proceeds in excess of $500,000. To date, the Company has raised $1,540,000 pursuant to subsequent Unit Offerings  .

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

Result of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue

During the three months ended June 30, 2019, we generated gross revenues of approximately $167,000. Our cost of sales were approximately $146,000, yielding a gross profit of approximately $21,000, compared to net revenues from a related party of approximately $13,000 for the three months ended June 30, 2018. The revenues in 2018 were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the three months ended June 30, 2019 are summarized as follows in comparison to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
Marketing Expenses	$55,196	$-
General and administrative	1,299,016	1,074,289
Depreciation	16,566	980
Other income (expense)	$(2,923,867)	$(149,289)

Marketing expenses for the three months ended June 30, 2019 increased as there were no marketing expenses for the same period in 2018. This was the result of the Company trying to grow their business on their portal.

General and administrative expenses for the three months ended June 30, 2019 increased by 21% compared to the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $930,000 in consulting fees, approximately $198,000 of amortization of the preferred shares issued in the FRS acquisition, and approximately $201,000 in legal and professional fees. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures. Included in general and administrative expenses in the three months ending June 30, 2018 was approximately $511,000 in shares issued for services and $110,000 in legal and professional fees.

Other income (expense) mostly increased during the three months ended June 30, 2019 due to the expenses related to the convertible debentures, including changes in fair value of the derivative and warrant liabilities, amortization of the debt discount, financing expenses from the fair value of the derivatives being greater than the face value of the convertible debenture, and penalties and loss on the conversions. None of these transactions occurred during the same period in 2018.

Depreciation expense increased significantly in the three months ended June 30, 2019 as compared to the same period in 2018, due to the fixed assets associated with the PT Kinerja acquisition.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue

During the six months ended June 30, 2019, we generated gross revenues of approximately $262,000. Our cost of sales were approximately $247,000, yielding gross profit of approximately $15,000, compared to net revenues from a related party of $1,328 for the six months ended June 30, 2018. The revenues in 2018 were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in negative net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the six months ended June 30, 2019 are summarized as follows in comparison to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Marketing Expenses	$118,698	$-
General and administrative	6,049,483	4,379,863
Depreciation	25,577	2,051
Other income (expense)	$(6,162,638)	$(198,602)

Marketing expenses for the six months ended June 30, 2019 increased as there were no marketing expenses for the same period in 2018. This was the result of the Company trying to grow its business on its portal.

General and administrative expenses for the six months ended June 30, 2019 increased by 38% compared to the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $1,432,000 in consulting fees, approximately $3,560,000 in preferred shares issued to the CEO for a bonus related to raising capital on the expected financing, $363,000 of amortization of the preferred shares issued in the FRS acquisition, and approximately $341,000 in legal and professional fees. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures. Included in general and administrative expenses in the six months ending June 30, 2018 was approximately $3,603,000 in shares issued for services and $696,000 in legal and professional fees.

Other income (expense) mostly increased during the six months ended June 30, 2019 due to the expenses related to the convertible debentures, including changes in fair value of the derivative and warrant liabilities, amortization of the debt discount, financing expenses from the fair value of the derivatives being greater than the face value of the convertible debenture, and penalties and loss on the conversions. None of these transactions occurred during the same period in 2018.

Depreciation expense increased significantly in the six months ended June 30, 2019 as compared to the same period in 2018, due to the fixed assets associated with the PT Kinerja acquisition.

Working Capital

	June 30, 2019	December 31, 2018
Current assets	$2,256,898	$401,785
Current liabilities	7,301,069	3,996,097
Working capital (deficiency)	$(5,044,171)	$(3,594,312)

Current assets increased by approximately $1,855,000, which was primarily attributable to an increase in prepaid expenses due to the issuance of common shares for consulting services of approximately $1,285,000 to be expensed over the one year term of the agreements and the current portion of the preferred shares issued in the FRS acquisition of approximately $791,000, less amortization for the period of $508,000, and $247,000 paid to third parties as a finder’s fee for a future financing and related standby letter of credit. Current liabilities increased by approximately $3,305,000, which was primarily attributable to the following: (i) an increase of approximately $2,913,000 in the fair value of the derivative liability, which included $4,385,000 in additions to the derivative liability related to new convertible debentures and penalties offset by $1,310,000 of the derivative liability reclassed to equity upon conversion of the related convertible debentures; (ii) an increase in the fair value of the warrant liability of $210,000, which included $112,000 from the fair value of newly issued warrants and a decrease of $456,000 from exercised and expired warrants; and (iii) and an increase in accrued expenses for accrued interest on the convertible debentures, offset by a slight decrease in convertible debentures due to conversions of the debentures and the newly issued convertible debentures being fully reduced by debt discounts arising from the bifurcation and classification of their conversion features as derivative liabilities.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2019	2018

Net loss	$(12,341,421)	$(4,579,188)

Net cash used in operating activities	(1,687,141)	(1,037,549)
Net cash used in investing activities	(218,186)	(8,681)
Net cash provided by financing activities	2,028,624	944,000
Increase/(decrease) in cash and cash equivalents	$123,297	$(102,230)

Net cash used in operating activities increased by approximately 57% for the six months ended June 30, 2019, as compared with the same period in 2018. The increase in cash used was a result of the increase in the net loss of approximately $7,605,000, plus the increase in non-cash activities, including the issuance of preferred stock for services of approximately $3,724,000 and common shares for approximately $1,620,000, the penalties and loss on conversions and modifications of common and preferred stock of approximately $2,093,000, the financing costs of approximately $1,673,000, the net increase in the fair value of the derivative and warrant liabilities of $228,000 and the amortization of debt discount of approximately $1,959,000. None of these same charges occurred in the six months ended June 30, 2018, except for approximately $3,299,000 in shares issued for services. Additionally, there was an increase of approximately $913,000 in prepaid and other assets related to shares issued for future services and amounts paid in advance for listing in Malta and a finder’s fee for future expected financing. The cash used in operating activities in 2018 consisted mainly of the net loss of approximately $4,579,000 offset by the non-cash expense of stock-based compensation recognized during the six months.

Net cash used in investing activities for the six months ended June 30, 2019 increased by approximately $210,000 as compared to the same period in 2018. The increase was due to the increase of fixed assets used in connection with the inclusion of PT Kinerja since its acquisition, as well as approximately $117,000 invested in convertible notes receivable.

During the six months ended June 30, 2019, financing activities mainly consisted of $2,200,000 in proceeds from convertible debentures and $146,000 in cash received in from the sale of share and warrants units, offset by payments made on the promissory note arising from the acquisition of PT Kinerja. The financing activities during the six months ended June 30, 2018, consisted of $500,000 for the sale of preferred stock, $100,000 from the exercise of warrants and $344,000 proceeds on debt.

Convertible Note Agreements

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note.

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms.

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 9, 2019, the Company entered into a 12% convertible promissory note for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. As a result the outstanding balance of the note as of June 30, 2019, was $423,000. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000.

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

On May 15, 2019, the Company entered into a convertible note with Auctus Fund for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $100,000. As a result the outstanding balance of the note as of June 30, 2019, was $300,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 29, 2019, the Company executed a 10% fixed convertible promissory note payable to Illiad Research for the principal amount of $115,000, which matures on May 29, 2020. The convertible note had an OID of $5,000, plus $5,000 was deducted from the purchase price for legal and due diligence fees for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 22% and the principal balance increases by 15%. The note is convertible into shares of Common Stock at a conversion price equal to 60% multiplied by the lowest closing trade price during the 20 trading days immediately preceding the applicable conversion. Per the agreement, the Company is required at all times to have 1,800,000 common shares reserved. The Company may prepay the note at 125% of the principal and accrued interest balance.

On June 3, 2019, the Company entered into a convertible note with GS Capital for the principal amount of $192,500, convertible into shares of common stock of the Company, which matures on June 3, 2020. The convertible note had an OID of $17,500, for a purchase price of $175,000. The note bears interest at 10%, which increases to 24% upon an event of default. In an event of default as set forth in the note, including if the Company does not pay the note at maturity, or the common stock of the Company is delisted or loses its bid price, the default sum becomes 110% to 150% of the principal outstanding and accrued interest. The note is convertible beginning on the six month anniversary of the note, at the lesser of: (i) $1.00; or (ii) 60% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note. The discount shall increase to 50% if the Company experiences a DTC “chill”. If the Company is not current in their filings with the SEC after the six month anniversary of the note, the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

Going Concern

The accompanying audited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the six months ended June 30, 2019, the Company had a net loss of approximately $12,341,000. At June 30, 2019, the Company had an accumulated deficit of approximately $30,487,000 and a working capital deficit of approximately $5,044,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the six months ended June 30, 2019, the Company received net cash proceeds of approximately $2,080,000 from the issuance of new convertible debentures. Subsequent to June 30, 2019, the Company received approximately $278,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Future Financing

We will require additional funds to implement our growth strategy for our business. Subsequent to quarter end, we have raised approximately an additional $920,000, net of OID, from convertible debentures. Additionally, on December 10, 2018, we entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, we have not received the subscription proceeds, but we reasonably expect to receive these proceeds or a significant portion thereof during the third quarter of 2019.

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

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of June 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of June 30, 2019 was not effective.

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

During the fiscal quarter ended June 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment and improve policies and procedures over internal control. In the light of business acquisition of PT Kinerja and launch of a new subsidiary PT Kinerja SP in 2018, we continued to work with key personnel in charge of financial reporting of the Company and subsidiaries to streamline daily accounting processes, and conform all business units with the same set of financial reporting procedures. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended June 30, 2019 without registration under the Securities Act:

Convertible Note Agreements

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note.

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms.

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 9, 2019, the Company entered into a 12% convertible promissory note for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. As a result the outstanding balance of the note as of June 30, 2019, was $423,000. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000.

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

On May 15, 2019, the Company entered into a convertible note with Auctus Fund for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $100,000. As a result the outstanding balance of the note as of June 30, 2019, was $300,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 29, 2019, the Company executed a 10% fixed convertible promissory note payable to Illiad Research for the principal amount of $115,000, which matures on May 29, 2020. The convertible note had an OID of $5,000, plus $5,000 was deducted from the purchase price for legal and due diligence fees for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 22% and the principal balance increases by 15%. The note is convertible into shares of Common Stock at a conversion price equal to 60% multiplied by the lowest closing trade price during the 20 trading days immediately preceding the applicable conversion. Per the agreement, the Company is required at all times to have 1,800,000 common shares reserved. The Company may prepay the note at 125% of the principal and accrued interest balance.

On June 3, 2019, the Company entered into a convertible note with GS Capital for the principal amount of $192,500, convertible into shares of common stock of the Company, which matures on June 3, 2020. The convertible note had an OID of $17,500, for a purchase price of $175,000. The note bears interest at 10%, which increases to 24% upon an event of default. In an event of default as set forth in the note, including if the Company does not pay the note at maturity, or the common stock of the Company is delisted or loses its bid price, the default sum becomes 110% to 150% of the principal outstanding and accrued interest. The note is convertible beginning on the six month anniversary of the note, at the lesser of: (i) $1.00; or (ii) 60% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note. The discount shall increase to 50% if the Company experiences a DTC “chill”. If the Company is not current in their filings with the SEC after the six month anniversary of the note, the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

Issuance of Shares of Common Stock for Services

On January 10, 2019, the Company issued a total of 3,200,000 restricted shares to various third parties for consulting services valued at $883,200 based upon the market price of the shares of $0.28 on the date of issuance.

On January 15, 2019, the Company issued 250,000 restricted shares to a third party for consulting services already provided, valued at $155,000 based upon the market price of the shares of $0.62 on the date of issuance.

On March 10, 2019, the Company entered into a consulting agreement to issue 400,000 restricted shares to a third party for consulting services to be provided over the year term of the consulting agreement, valued at $200,000 based upon the market price of the shares of $0.50 on the date of the agreement.

On April 2, 2019, the Company issued a total of 300,000 restricted shares to a third party for consulting services already provided, valued at $180,000 based upon the market price of the shares of $0.60 on the date of issuance.

On May 23, 2019, the Company issued 150,000 fully vested common shares to a third party for consulting services in accordance with the terms of a consulting agreement dated April 17, 2019. The shares were valued at $63,000 based upon the market price of the shares of $0.42 on the date of issuance. An additional 100,000 shares were issued on June 7, 2019, valued at $24,000, based upon the market price of the shares of $0.24 on the date of issuance.

On June 6, 2019, the Company entered into a consulting agreement to issue 500,000 restricted shares to two parties, for consulting services to be provided over the year term of the consulting agreement, valued at $115,000 based upon the market price of the shares of $0.23 on the date of the agreement. The fair value of the shares was recognized in Prepaid assets and the expense will be recognized over the term of the agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

item 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of July 26, 2019.	DEF 14C	B	7/26/2019
10.1*	12% Convertible Promissory Note dated April 1, 2019 with Power Up Lending Group LTD
10.2*	8% Convertible Promissory Note dated April 25, 2019 with Tiger Trout Capital LLC
10.3*	12% Convertible Promissory Note dated May 9, 2019 with Labrys Fund, LP
10.4*	10% Convertible Promissory Note dated May 17, 2019 with Crossover Capital Fund I, LLC
10.5*	Securities Purchase Agreement dated May 17, 2019 with Crossover Capital Fund I, LLC
10.6*	12% Convertible Promissory Note dated May 15, 2019 with Auctus Fund LLC
10.7*	10% Convertible Promissory Note dated May 29, 2019 with Iliad Research and Trading, L.P.
10.8*	Securities Purchase Agreement dated May 29, 2019 with Iliad Research and Trading, L.P.
10.9*	10% Convertible Promissory Note dated June 3, 2019 with GS Capital Partners
10.10*	Securities Purchase Agreement dated June 3, 2019 with GS Capital Partners
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Director (Principal Executive Officer)
Date: August 14, 2019

By:	/s/ Windy Johan
Windy Johan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2019

