Form 10-Q
period 2019-09-30
KinerjaPay Corp.
filed 2019-11-14
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were 73,219,090 shares of the registrant’s common stock outstanding.

KINERJAPAY CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTHES ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$427,164	$150,091
Accounts receivable, net	17,860	5,778
Accounts receivable - related party	-	6,295
Other receivable	27,860	14,036
Convertible notes receivable	215,816	120,000
Prepaid expenses and other assets, current portion	1,553,390	79,012
Inventory	21,477	15,712
Deposits	61,087	10,861

Total current assets	2,324,654	401,785

Prepaid expenses, net of amortization	1,269,247	-
Other asssets	-	52,415
Fixed assets, net of accumulated depreciation of $369,242 and $327,192, respectively	713,942	649,698

Total assets	$4,307,843	$1,103,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$59,322	$52,555
Accrued expenses and interest	357,076	87,270
Tax payable	5,672	12,198
Payable to Related party	737,383	758,221
Promissory note, related party	600,000	600,000
Convertible debentures, net of discount of $1,616,012 and $435,000 as of September 30, 2019 and December 31, 2018, respectively	1,576,123	1,304,853
Derivative liability	4,181,000	807,000
Warrant liability	1,590,000	374,000

Total current liabilities	9,106,576	3,996,097

Promissory note, related party, less current portion	302,091	600,000

Total liabilities	9,408,667	4,596,097

Commitments and contingencies (Note 9)

Stockholders’ deficit
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized:
Series A Preferred Stock, 400,000 authorized, 0 and 200,000 issued and outstanding, respectively	-	20
Series B Preferred Stock, 500,000 authorized, 500,000 issued and outstanding	50	50
Series C Preferred Stock, 2,000,000 authorized, none issued and outstanding	-	-
Series D Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Series E Preferred Stock, 200,000 authorized, 200,000 and none issued and outstanding, respectively	20	-
Common stock, par value $0.0001 per share; 950,000,000 and 500,000,000 shares authorized; 64,452,815 and 22,089,033 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,445	2,208
Additional paid-in capital	29,956,724	14,696,799
Accumulated deficit	(35,166,542)	(18,145,079)
Stock payable	135,374	34,000
Accumulated other comprehensive income	(32,915)	(80,197)
Total stockholders’ deficit	(5,100,824)	(3,492,199)

Total liabilities and stockholders’ deficit	$4,307,843	$1,103,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$98,485	$531,830	$360,539	$3,032,602
Cost of sales	99,906	350,317	346,984	2,849,761
Gross profit	(1,421)	181,513	13,555	182,841

Operating expenses:
Marketing Expense	30,806	-	149,504	-
General and administrative	1,111,134	2,146,157	7,160,617	6,526,020
Depreciation	16,473	68,957	42,050	71,008

Total operating expenses	1,158,413	2,215,114	7,352,171	6,597,028

Operating loss before other income (expense)	(1,159,834)	(2,033,601)	(7,338,616)	(6,414,187)

Other income (expense):
Interest expense	(168,455)	(59,332)	(339,490)	(78,155)
Amortization of debt discount	(1,320,415)	-	(3,278,988)	-
Financing costs	(1,481,174)	-	(3,153,679)	-
Change in fair value of derivative liability	181,000	-	343,417	-
Change in fair value of warrant liability	(589,000)	-	(979,000)	-
Penalties and loss on conversion of debt	(142,013)	(1,270,417)	(2,235,414)	(1,396,433)
Other expenses	(151)	78,249	(39,693)	24,486

Total other income (expense)	(3,520,208)	(1,251,500)	(9,682,847)	(1,450,102)

Loss before income taxes	(4,680,042)	(3,285,101)	(17,021,463)	(7,864,289)

Provision for income taxes	-	-	-	-

Net loss	$(4,680,042)	$(3,285,101)	$(17,021,463)	$(7,864,289)

Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	47,282	-	(32,915)	-
Total other comprehensive loss, net of tax	47,282	-	(32,915)	-

Total comprehensive loss, net of tax	(4,632,760)	(3,285,101)	(17,054,378)	(7,864,289)

Loss per share - Basic and diluted	$(0.08)	$(0.15)	$(0.41)	$(0.46)

Weighted average shares outstanding - Basic and diluted	55,316,811	21,668,717	41,222,471	17,114,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Loss	Deficit

Balance January 1, 2018	12,461,013	1,245	-	-	9,457,265	178,000	(9,751,419)	-	(114,909)

Issuance of Series A Preferred Stock for cash			400,000	40	499,960				500,000
Issuance of Series B Preferred Stock for services			500,000	50	870,950				871,000
Issuance of shares for cash	20,000	2			49,998	(50,000)			-
Issuance of shares for services	4,365,278	437			3,675,447	(94,000)			3,581,884
Issuance of shares upon conversion	4,162,948	416			890,761				891,177
Acquisition of PT Kinerja Indonesia					(1,132,110)				(1,132,110)
Penalties and loss on conversion of debt					176,745				176,745
Loss on modification of warrant exercise price					71,117				71,117
Issuance of shares upon conversion of preferred stock	416,667	42	(200,000)	(20)	(22)				-
Loss on modification of Series A preferred stock conversion price					190,255				190,255
Issuance of shares upon exercise of warrants	463,127	46			99,954				100,000
Issuance of shares in connection with convertible debt	200,000	20			37,480				37,500
Warrants issued in connection convertible debt					262,000				262,000
Reclass of warrant fair value to liability classification					(514,000)				(514,000)
Reclass of derivative liability upon conversion of related convertible debentures					61,000				61,000
Foreign currency translation adjustments								(80,197)	(80,197)
Net loss							(8,393,660)		(8,393,660)

Balance December 31, 2018	22,089,033	$2,208	700,000	$70	$14,696,799	$34,000	$(18,145,079)	$(80,197)	$(3,492,199)

Issuance of Series D Preferred Stock for acquisition of FRS			200,000	20	2,372,925				2,372,945
Issuance of Series E Preferred Stock for services			200,000	20	3,559,397				3,559,417
Issuance of shares and warrant units for cash						70,000			70,000
Issuance of shares for services	3,450,000	345			1,037,855				1,038,200
Issuance of shares upon conversion	7,562,896	756			719,366				720,122
Issuance of shares upon conversion of preferred stock	400,000	40	(64,000)	(6)	(34)				-
Loss on modification of Series A preferred stock conversion price	833,333	83			906,490				906,573
Warrants issued in connection convertible debt					231,000				231,000
Reclass of warrant fair value to liability classification					(231,000)	(45,000)			(276,000)
Reclass of derivative liability upon conversion of related convertible debentures					678,000				678,000
Additional shares issued in conversion for penalties					190,000				190,000
Foreign currency translation adjustments								80,197	80,197
Net loss							(8,068,031)		(8,068,031)

Balance March 31, 2019	34,335,262	$3,432	1,036,000	$104	$24,160,798	$59,000	$(26,213,110)	$-	$(1,989,776)

Issuance of shares for services	550,000	55			266,945	315,000			582,000
Issuance of shares upon conversion	7,382,164	738			877,691				878,429
Shares not yet issued under subscription agreements						76,374			76,374
Issuance of shares upon exercise of warrants	264,000	27			(27)				-
Issuance of shares upon conversion of preferred stock	850,000	85	(136,000)	(14)	(71)				-
Loss on modification of Series A preferred stock conversion price					428,400				428,400
Issuance of shares in connection with convertible debt	313,263	32			168,974				169,006
Reclass of warrant liability classification to equity upon exercise and expiration of warrants					456,000				456,000
Reclass of derivative liability upon conversion of related convertible debentures					631,582				631,582
Foreign currency translation adjustments								(80,197)	(80,197)
Net loss							(4,273,390)		(4,273,390)

Balance June 30, 2019	43,694,689	$4,369	900,000	$90	$26,990,292	$450,374	$(30,486,500)	$(80,197)	$(3,121,572)

Issuance of shares for services	1,550,000	155			430,419	(315,000)			115,574
Issuance of shares upon conversion	17,755,546	1,776			888,164				889,940
Issuance of shares upon exercise of warrants	1,765,843	177			(177)				-
Return of shares which had been issued in connection with convertible debt	(313,263)	(32)			(168,974)				(169,006)
Reclass of warrant liability classification to equity upon exercise of warrants					317,000				317,000
Reclass of derivative liability upon conversion or redemption of related convertible debentures					1,500,000				1,500,000
Foreign currency translation adjustments								47,282	47,282
Net loss							(4,680,042)		(4,680,042)

Balance September 30, 2019	64,452,815	$6,445	900,000	$90	$29,956,724	$135,374	$(35,166,542)	$(32,915)	$(5,100,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$(17,021,463)		$(7,864,289)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	42,050		71,009
Amortization of debt discount	3,278,988		169,395
Issuance of shares for services	1,735,774		3,336,440
Change in fair value of derivative liability	(343,417)		-
Change in fair value of warrant liability	979,000		-
Penalties and loss on conversion of debt and preferred stock	2,168,723		1,643,178
Allowance for bad debt	20,000		-
Financing costs	2,922,679		-
Series B Preferred stock issued for services	3,724,417		-

Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(5,787)		-
(Increase) decrease in other receivable	(13,824)		8,766
(Increase) decrease in inventory	(5,765)		(22,742)
(Increase) decrease in deposits	(50,227)		-
(Increase) decrease in prepaid expenses	(683,396)		8,273
(Increase) decrease in other assets	200,130		153,615
Increase (decrease) in accounts payable	10,665		(54,754)
Increase (decrease) in taxes payable	(6,525)		-
Increase (decrease) in accrued liabilities	269,806		(1,725)
Increase (decrease) in accrued interest	156,081		-

CASH USED IN OPERATING ACTIVITIES	(2,622,091)		(2,552,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(106,295)		(14,194)
Cash paid for convertible notes receivable	(235,816)		-

Cash received from acquisition	-		11,474

CASH USED IN INVESTING ACTIVITIES	(342,111)		(2,720)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on promissory note	(297,909)		-
Related party debt	(20,838)		-
Proceeds from issuance of common stock	146,374		500,000
Proceeds on debt	-		1,915,000
Proceeds from convertible debentures	3,599,866		-
Payments on convertible debentures	(233,500)
Proceeds from the exercise of warrants	-		100,000

CASH PROVIDED BY FINANCING ACTIVITIES	3,193,993		2,515,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	47,282		(53,333)

NET CHANGE IN CASH	277,072		(93,887)

CASH AT BEGINNING OF YEAR	150,091		160,629

CASH AT END OF YEAR	$427,164		$66,742

Supplemental disclosure of cash flow information:
Interest expense paid	$-		$-

Non-cash Investment and Financing Activities:

Common Stock issued for debt settlement	$-		$711,684
Common shares issued upon conversion of debt	$2,488,491		$-
Common shares issued upon conversion of preferred stock	125		42
Non-cash exercise of warrants	$203	$
Issuance of preferred shares for acquisition	$2,372,945		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Note 1 – description of business

KinerjaPay Corp. (the “Company”) a Delaware corporation, was incorporated under the laws of the State of Delaware on February 12, 2010 as Solarflex Corp. On December 1, 2015, the Company entered into a license agreement with P.T. Kinerja Indonesia (“P.T. Kinerja” the “Licensor”), an entity organized under the laws of Indonesia and controlled by Mr. Edwin Ng, the Company’s chairman, CEO and control stockholder, for an exclusive, world- wide license to use and commercially exploit certain technology and intellectual property and its website, KinerjaPay.com. Pursuant to the License Agreement, the Company, as Licensee, was granted the exclusive, world-wide rights to the KinerjaPay IP, an e-commerce platform that provides users with the convenience of e-wallet service for bill transfer and online shopping and is among the first portals to allow users the convenience to top-up phone credit. In conjunction with this agreement, the Company changed its name from Solarflex Corp. to KinerjaPay Corp. On April 6, 2016, P.T. Kinerja Pay Indonesia, a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia.

On August 31, 2018, the Company completed its acquisition of its Licensor PT. Kinerja which became a wholly-owned subsidiary of the Company. The result of this acquisition enabled the Company to present its revenue on a gross basis as the principal going forward. Upon the closing of the acquisition of the Licensor by the Licensee, the License Agreement effectively ceased. In addition, the acquisition gave the Company the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services.

On September 13, 2018, the Company incorporated PT. Kinerja Simpan Pinjam (“PT Kinerja SP”), a new wholly-owned subsidiary, for the purpose of managing its KFUND brand as a peer-to-peer (P2P) lending platform focusing on micro-lending activities. The Company plans to develop the KFUND brand mainly targeting the consumer sector to facilitate micro loans ranging from $100 to $1,000 on biweekly or monthly term. KFUND is still in the preparation stage and is expected to start in the fourth quarter of 2019, or first quarter of 2020.

As one of Indonesia’s fintech P2P lending companies, PT. Kinerja SP is subject to supervision by the Financial Service Authority (Otoritas Jasa Keuangan – “OJK”) of Indonesia. OJK requested PT KSP to change its company name to comply with a recently issued regulation that states that a P2P company may not have the word “simpan” (meaning to save or to deposit) in its name because it is not allowed to deposit funds but is expected to channel funds by bringing together lenders and borrowers. Based on this requirement, the Company changed its name to PT Kinerja Sukses Gemilang (“PT Kinerja SG”), on August 30, 2019.

On February 28, 2019, Kinerja Pay Ltd. a wholly-owned subsidiary of PT Kinerja, was incorporated in Nevada. The subsidiary has no employees or operations, aside from a bank account to receive cash proceeds from security purchase agreements and convertible debentures, which is then transferred to the Parent company or other subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the nine months ended September 30, 2019, the Company had a net loss of approximately $17,021,000. At September 30, 2019, the Company had an accumulated deficit of approximately $35,166,000 and a working capital deficit of approximately $6,782,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2019, the Company received net cash proceeds of approximately $3,600,000 from the issuance of new convertible debentures. Subsequent to September 30, 2019, the Company received approximately $429,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Principles of Consolidation

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiaries PT KinerjaPay, PT Kinerja, and PT Kinerja Simpan Pinjam. All significant inter-company balances and transactions have been eliminated.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial information as of and for the three and six months ended June 30, 2019 and 2018 has been prepared in accordance with GAAP in the U.S. for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash, accounts payable and accrued expenses, and notes payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3	Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2019 or December 31, 2018. The derivative and warrant liabilities at September 30, 2019 and December 31, 2018, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the nine months ended September 30, 2019:

2019
Balance at beginning of the period	$807,000
Initial recognition of conversion feature	5,160,000
Additions for increases in principal	1,367,000
Reclassification to equity	(2,810,000)
Change in fair value	(343,000)
Balance at end of the period	$4,181,000

At September 30, 2019, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black-Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the nine months ended September 30, 2019:

2019
Balance at beginning of the period	$374,000
Initial recognition of warrant liability	1,010,000
Reclassed to equity upon exercise	(455,000)
Reclassed to equity upon expiration	(318,000)
Change in fair value	979,000
Balance at end of the period	$1,590,000

At September 30, 2019, the Company estimated the fair value of the warrant liabilities based on the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk-free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2019, the Company had approximately $2,878,000 in convertible debentures whose approximately 16,552,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 45% to 65% of the defined trading price and approximately 3,516,000 warrants with an exercise price of $3.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the three and nine months ended September 30, 2018, the Company had approximately $864,000 in convertible debentures whose approximately 1,477,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – 60% to 65% of the defined trading price and approximately 4,155,000 warrants with an exercise price of $3.00 to $1.00, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Revenue from Purchased Products

The Company has eight different revenue products, including, Mobile phone prepaid, Kinerja Store, Payment Gateway Services, Instant Pay Fees Collection, Marketplace Merchant Partners, Marketplace Merchant Users, Remittance, and Unipin. To date substantially all the revenue has been earned in the mobile home prepaid product.

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

Income Taxes

Pursuant to ASC 740, Accounting for Income Taxes ,the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. Management has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If their assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on the results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

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

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 – CONVERTIBLE NOTES RECEIVABLE

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

On July 1, 2019 the Company entered into a second convertible note receivable with MMMM in the principal amount of $34,000, with a maturity date of April 7, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of MMMM, Inc.’s common stock over the thirty days prior to the conversion date.

On September 9, 2019 the Company entered into a convertible note receivable with Accelerated Pharma, Inc. in the principal amount of $20,000, with a maturity date of April 9, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of Accelerated Pharma, Inc.’s common stock over the thirty days prior to the conversion date.

On September 23, 2019 the Company entered into a convertible note receivable with Bigfoot Project Investments, Inc. (“Bigfoot”) in the principal amount of $20,000, with a maturity date of March 23, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of Bigfoot’s common stock over the thirty days prior to the conversion date.

On September 27, 2019 the Company entered into a convertible note receivable with GEX Management, Inc. (“GEX”) in the principal amount of $45,000, with a maturity date of March 27, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of Gex’s common stock over the thirty days prior to the conversion date.

Note 4 – Prepaid expenses and Other Assets

Included in prepaid expenses is the long term portion of preferred shares issued in connection with the FRS acquisition and related employment agreement (See Note 8).

Also included in Prepaid expenses and other assets, current portion is $247,000 paid as finder’s fees in connection with an expected equity investment in the Company and a related standby letter of credit. The amount will be offset against the investment in equity when the transaction closes.

At December 31, 2018 other assets also included $31,815 of the unamortized balance related to an agreement entered into on July 31, 2017, with Ace Legends Pte. Ltd. in connection with a partnership in game development, for a period of 18 months. The agreement was amended to commence on December 1, 2017. The agreement called for the Company to pay $100,000 in cash and to issue 80,000 shares of common stock of the Company. The shares were valued at $128,000, based on the trading value of the common stock of the Company on the date of the agreement. As of September 30, 2019, the balance was fully amortized. For the nine months ended September 30, 2019 and 2018, $31,815 and $57,865, respectively, of amortization expense has been recognized.

Note 5 - Fixed Assets

Fixed assets consist of the following:

	September 30, 2019	December 31, 2018
Building	$788,323	$729,760
Vehicles	27,495	26,713
Office Equipment and Furniture	267,366	220,417
	1,083,184	976,890
Less: Accumulated Depreciation	(369,242)	(327,192)
	$713,942	$649,698

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $42,050 and $71,008, respectively.

Note 6 – Convertible Notes Payable

Power Up January 2, 2019 note

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

The derivative liability was recognized on July 1, 2019, in the initial amount of $81,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.21% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability.

On July 2, 2019, the Company exercised its option to redeem the January 2, 2019 debenture, for a redemption price at $85,000. The principal of $43,000 was derecognized with the additional $42,000 paid upon redemption recognized as a financing cost. The holder did not require the inclusion of the default penalty recognized by the Company on April 15, 2019, as such, the penalty was reversed upon the redemption. As a result of the redemption, the unamortized discount related to the redeemed balance of $64,500 was immediately expensed. As the derivative was originally valued and recognized on July 1, 2019, there was no change in fair value upon redemption and reclassification of the derivative into equity.

Tangiers Global January 18, 2019 note

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC (“Tangiers”) for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. On August 6, 2019, the Tangiers note was purchased from Tangiers by three other noteholders for a purchase price of $254,000, which included the default penalty and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On various dates in August and September 2019, $165,508 of principal and $10,000 of accrued interest and fees of the note was converted by the new holders into 3,915,217 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of $280,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.21; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

Armada Investment Fund January 25, 2019 note

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

The Armada January 2019 note was fully converted on August 1, 2019, into 1,087,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $9,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

Jefferson Street Capital January 25, 2019 note

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

On various dates in August and September 2019, the Jefferson Street January 2019 note was fully converted into 2,015,812 shares of the Company’s common stock at conversion prices ranging from of $0.04 to $0.06, at which time the derivative fair value of $70,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $5,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the dates of conversion; a risk-free interest rate of 2.29% and expected volatility of the Company’s common stock of 210.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

BHP Capital January 25, 2019 note

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

The BHP January 2019 note was fully converted on August 1, 2019, into 1,107,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $9,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

Power Up January 28, 2019 note

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

The derivative liability was recognized on July 27, 2019, in the initial amount of $90,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.12% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability.

On several dates in August 2019, $45,000 of the PowerUp January 28, 2019 note was converted into 702,028 shares of the Company’s common stock, at which time the derivative fair value of approximately $49,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $12,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock of 203.81%, and the various estimated reset exercise prices weighted by probability.

Crossover Capital Fund February 28, 2019 note

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

On September 6, 2019, the Crossover note was fully converted into 2,219,872 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $139,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $109,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 210.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

Morningview Financial March 4, 2019 note

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

On September 6, 2019, the Morningview note was fully converted into 1,786,022 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $110,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $14,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock of 193.89%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

Power Up March 5, 2019 note

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

The derivative liability was recognized on September 1, 2019, in the initial amount of $70,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 1.98% and expected volatility of the Company’s common stock, of 210.34%, and the various estimated reset exercise prices weighted by probability.

On September 7, 2019, the Company exercised its option to redeem the March 5, 2019 debenture, for a redemption price at $84,286. The principal of $53,000 was derecognized with the additional $31,286 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $53,000 was immediately expensed. As the derivative was originally valued and recognized on September 1, 2019, there was no change in fair value upon redemption and reclassification of the derivative into equity.

JSJ Investments March 14, 2019 note

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

The derivative liability was recognized on September 10, 2019, in the initial amount of $175,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 1.89% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

On September 18, 2019, $60,000 of the JSJ March 14, 2019 note was converted into 813,008 shares of the Company’s common stock at which time the derivative fair value of approximately $89,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.14; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

Belridge Capital March 25, 2019 note

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

On September 24, 2019, the Company exercised its option to redeem the debenture, for a redemption price at $192,582, 135% of the principal and accrued interest amount. The principal of $137,500 plus accrued interest was derecognized with the additional $49,929 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $103,125 was immediately expensed. Additionally, the derivative was remeasured upon redemption of the debenture, resulting in an estimated fair value of $259,000, for an increase in fair value of $7,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 1.92% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

Power Up April 1, 2019 note

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

The derivative liability was recognized on September 28, 2019, in the initial amount of $93,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.83% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

Tiger Trout Capital April 25, 2019 note

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. On September 17, 2019, the outstanding note was acquired from Tiger Trout by Adar Alef, LLC. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

Labrys Fund May 9, 2019 note

On May 9, 2019, the Company entered into a 12% convertible promissory note with Labrys Fund LP (“Labrys”) for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. On September 18, 2019, the outstanding note was acquired from Labrys by Granite Global Value Investments, LTD, consisting of $232,000 of principal, $141,000 of default penalties and $22,752 of accrued interest. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. In connection with the convertible debenture, the Company issued 313,263 of their common shares as a commitment fee to the noteholder, with a fair value of approximately $169,000, based on the market value of the common stock on the date of issuance of $0.54, included in the debt discount. Upon the acquisition of the note, Labrys returned the commitment fee shares to the Company.

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

On September 5, 2019, $50,000 of the Labrys 2019 note was converted into 1,000,100 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $77,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $12,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 210.74%, and the various estimated reset exercise prices weighted by probability.

Crossover Capital Fund I May 17, 2019 note

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

Auctus Fund May 15, 2019 note

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

Illiad Research May 29, 2019 note

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

GS Capital June 3, 2019 note

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

JSJ Investments June 28, 2019 note

On June 28, 2019, the Company entered into a convertible note with JSJ Investments, Inc. which was funded on July 2, 2019, for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

EMA July 8, 2019 note

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on April 8, 2020. The holder may extend the maturity date up to one year, by written notice at least five days before the original maturity date. The convertible note had an OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate of 60% of the lowest closing price during 20 days on which at least 100 shares of common stock were traded prior to and including the conversion date, to be adjusted if in default. The discount increases by 15% discount if there is a DTC “chill” in effect, the closing price falls below $0.095, the Company ceases to be a reporting company pursuant to the 1934 Act, or the note cannot be converted into free trading shares after 181 days from the issuance date. The discount also increases by 10% if the Company’s common shares are not deliverable via DWAC system. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $239,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.22 at issuance date; a risk-free interest rate of 1.99% and expected volatility of the Company’s common stock, of 193.64%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $89,000 was immediately expensed as financing costs.

Auctus Fund July 31, 2019 note

On July 31, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $319,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.20 at issuance date; a risk-free interest rate of 2.0% and expected volatility of the Company’s common stock, of 193.64%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $119,000 was immediately expensed as financing costs.

Black Ice August 23, 2019 note

On August 23, 2019, the Company entered into a convertible note with Black Ice Advisors, LLC for the principal amount of $110,000, convertible into shares of common stock of the Company, which matures on August 23, 2020. The note has an OID of $10,000, for a purchase price of $100,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

LG Capital August 27, 2019 note

On August 27, 2019, the Company entered into a convertible note with LG Capital Funding, LLC for the principal amount of $82,500, convertible into shares of common stock of the Company, which matures on August 27, 2020. The note has an OID of $7,500, for a purchase price of $75,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Armada September 3, 2019 note

On September 3, 2019, the Company entered into a convertible note with Armada Investment Fund for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $122,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.72% and expected volatility of the Company’s common stock, of 204.06%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $39,500 was immediately expensed as financing costs.

BHP September 3, 2019 note

On September 3, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $122,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.72% and expected volatility of the Company’s common stock, of 204.06%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $39,500 was immediately expensed as financing costs.

Jefferson Street September 3, 2019 note

On September 3, 2019, the Company entered into a convertible note with Jefferson Street Capital, LLC for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $122,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.17 at issuance date; a risk-free interest rate of 1.72% and expected volatility of the Company’s common stock, of 204.06%, and the various estimated reset exercise prices weighted by probability. This plus the fair value of the warrants resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $39,500 was immediately expensed as financing costs.

Granite Global September 13, 2019 note

On September 13, 2019, the Company entered into a convertible note with Granite Global Value Investments (“Grantite Global”) for the principal amount of $395,000, convertible into shares of common stock of the Company, which matures on April 21, 2020. The note has an OID of $39,500 for a purchase price of $335,500, which is to be paid in two tranches of $167,750 each. The first tranche was funded on September 19, 2019, and the second tranche is to be funded nine months after the funding of the first tranche. The note bears interest at 12%, which increases to 24% upon an event of default. Additionally, in the event of a default, for numerous events as set forth in the agreement, the outstanding principal shall increase by 50%. The note is convertible at the lesser of: (i) $0.40; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount will be increased by 12% for various occurrences as set forth in the agreement, including if the Company is not DTC eligible or experiences a DTC “chill”, if the conversion price falls below $0.01, or if the Company is delisted or delinquent in their filings with the SEC. Or the holder has the option to increase the principal by $5,000 for each occurrence in place of increasing the discount to the conversion price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at 140% of the principal and accrued interest balance. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the Granit Global note, the Company granted a number of warrants equal to $395,000 divided by the market price which is defined as the conversion factor (60%) of the lowest closing bid price over the last 20 days to date of issuance at inception, and to exercise date when the warrants are exercised, exercisable at $0.12, with a five year term. The exercise price is adjustable upon any future dilutive issuance. The Company estimated the fair value of the warrants, which were calculated as 5,486,111 warrants at issuance, using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.14 at issuance date; a risk-free interest rate of 1.66% and expected volatility of the Company’s common stock, of 175.0%, resulting in a fair value of $734,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $376,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.16 at issuance date; a risk-free interest rate of 1.92% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability. This, plus the fair value of the warrants, resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $922,500 was immediately expensed as financing costs.

Auctus Fund September 16, 2019 note

On September 16, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on September 16, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $333,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.12 at issuance date; a risk-free interest rate of 1.86% and expected volatility of the Company’s common stock, of 197.31%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $200,000 was immediately expensed as financing costs.

Adar Alef September 24, 2019 note

On September 24, 2019, the Company entered into a convertible note with Adar Alef, LLC for the principal amount of $149,453, convertible into shares of common stock of the Company, which matures on September 24, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Armada October 11, 2018 note

On October 11, 2018, the Company entered into a convertible note with Armada Investment Fund LLC (“Armada”) for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

BHP October 11, 2018 note

On October 11, 2018, the Company entered into a convertible note with BHP Capital NY Inc. (“BHP”) for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

Jefferson October 11, 2018 note

On October 11, 2018, the Company entered into a convertible note with Jefferson Street Capital, LLC (“Jefferson”) for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

Power Up October 16, 2018 note

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

JSJ Investments October 29, 2018 note

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

Auctus October 31, 2018 note

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

In connection with the Auctus note, the Company issued 375,000 warrants, exercisable at $0.20, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.24 at issuance date; a risk-free interest rate of 2.91% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $83,000. On August 23, 2019, 1,765,843 shares of the Company’s common stock was issued upon the cashless exercise of the 375,000 warrants.

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

On July 26, 2019, $55,362 of the Auctus October 2018 note was converted into 1,193,058 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $63,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $105,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.19; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

EMA October 31, 2018 note

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

On July 26, 2019, $28,300 of principal and $13,506 of accrued interest of the EMA October 2018 note was converted into 503,710 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $36,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.21; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

Power Up December 3, 2018 note

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

Crown Bridge June 13, 2018 note

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

At three various dates during January and February 2019, the holder converted $31,008 of the principal of the second tranche, leaving approximately $6,500 of principal outstanding at March 31, 2019, into 548,001 shares of common stock of the Company, at a conversion price of $0.06. At conversion the derivative fair value of $88,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with an increase in fair value of $55,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.51% and expected volatility of the Company’s common stock, of 189.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed. On July 7, 2019, the remaining approximately $6,500 of principal and $2000 of interest was converted into 261,348 shares of common stock of the Company, at a conversion price of $0.04.

At two dates during the third quarter of 2019, the holder converted approximately $43,000 of principal, of the third tranche, into 1,150,000 shares of common stock of the Company, at a conversion prices of $0.03 to $0.04. At conversion the derivative fair value of $49,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with an increase in fair value of $17,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the related unamortized debt discount was also immediately expensed.

Crossover Capital Fund I July 27, 2018 note

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

GS Capital July 19, 2018 note

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

Power Up July 30, 2018 note

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

Power Up September 11, 2018 note

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

On March 11, 2019, the Company recognized the derivative liability. The Company estimated the fair value of the conversion feature derivative embedded in the debenture at $68,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used as of the date the derivative was recognized consist, in part, of the price of the Company’s common stock of $0.50; a risk-free interest rate of 2.46% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability

On two dates during March 2019, the holder fully converted the $79,500 principal into 295,327 shares of common stock of the Company, at conversion prices ranging from $.27 to $0.29. At conversion the derivative fair value of $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification with an increase in fair value of $68,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of on the date of conversion; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

Tangiers Global November 9, 2017 note

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

The derivative liability arising from all of the above discussed debentures was revalued at September 30, 2019, resulting in an increase of the fair value of the remaining derivative liability of approximately $187,000 and a decrease of approximately $343,000 for the three and nine months ended September 30, 2019. During the nine months ended June 30, 2019, there was a reclass of approximately $2,821,000 of the derivative fair value to equity upon the conversions of approximately $2,332,000 of principal, and a decrease in the fair value of $580,000 immediately prior to conversion. The key valuation assumptions used as of September 30, 2019 consist, in part, of the price of the Company’s common stock of $0.2512; a risk-free interest rate ranging from 1.75% to 1.88% and expected volatility of the Company’s common stock ranging from 193.89% to 210.34%, and the various estimated reset exercise prices weighted by probability. There was not a derivative liability as of September 30, 2018.

As the conversion features on specified notes have variable conversion prices with no stated floor, the warrants issued with the units purchased as well as certain convertible notes, were required to be classified out of equity as liabilities in October 2018, when the first conversion feature triggered liability classification of the warrants outstanding. The warrant liability was revalued at September 30, 2019, resulting in an increase of the fair value of the warrant liability of $589,000 and $979,000 for the three and nine months ended September 30, 2019. The key valuation assumptions used as of September 30, 2019 consist, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate ranging from 1.55% to 1.88% and expected volatility of the Company’s common stock ranging from 172.2% to 210.3%.

For the three and nine months ended September 30, 2019 and 2018, the Company has recognized approximately $84,000 and $245,000 and $17,000 and $36,000, respectively, in interest expense related to the notes as described above, and has accrued interest on the notes of approximately $238,000 and $84,000 as of September 30, 2019 and December 31, 2018, respectively.

Note 7 - Related Party Transactions

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, PT. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis. During the nine months ended September 30, 2019, approximately $389,000 was paid on the promissory note, resulting in a balance outstanding of approximately $798,000 as of September 30, 2019.

On May 9, 2017, the Company entered into a $50,000 note payable with their CEO and controlling stockholder. The balance is due on demand and accrues interest at 8% per annum.

Payable to related party consists of the note payable with the Company’s CEO and expenses paid on behalf of the CEO. In addition, during the year ended December 31, 2018, upon the closing of the acquisition the Company assumed the liability of $119,340 owed by the Company’s CEO on the building owned/used by PT. Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand. The balance as of September 30, 2019 reflects payments made on the payable, as well as changes in foreign currency.

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

On January 15, 2019, the 200,000 Series D Preferred Shares were issued to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration was calculated at $2,372,945, based on 10% of the fully diluted common shares of the Company as of the date of issuance. FRS did not have any significant tangible assets or liabilities as of the date of acquisition. The agreement also includes an employment agreement with a three-year term. The consideration issued in the acquisition has been recognized as consideration related to the employment agreement and will be amortized over the three-year term of the employment agreement. The current portion is included in prepaid expense and the long term portion in other assets, on the accompanying condensed consolidated balance sheet. The amortization expense for the three and nine months ended September 30, 2019 was $197,745 and $540,490, respectively.

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

As of September 30, 2019, none of the common stock related to the above sales had been issued, and are included in stock payable.

On November 7, 2019, effective as of May 7, 2019, the Company issued the 199,000 shares of common stock that had been recognized in Stock Payable as of September 30, 2019.

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

On May 23, 2019, the Company issued 150,000 fully vested common shares to a third party for consulting services for a 12 month term, in accordance with the terms of a consulting agreement dated April 17, 2019. The shares were valued at $63,000 based upon the market price of the shares of $0.42 on the date of issuance, and will be amortized over the life of the agreement. An additional 100,000 shares were issued on June 7, 2019, valued at $24,000, based upon the market price of the shares of $0.24 on the date of issuance. An additional 200,000 shares were issued on August 19, 2019, valued at $34,000, based upon the market price of the shares of $0.17 on the date of issuance. The additional shares issued are being amortized over the remaining term of the agreement.

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

For the three and nine months ended September 30, 2019, approximately $461,000 and $1,471,000 was recognized as consulting expense for the above issued shares.

Warrants

Warrants outstanding as of September 30, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	4,278,214	$1.28	3.3
Granted	6,039,277	$0.17	4.8
Exercised	(525,000)
Expired	(1,050,000)	$1.00
Outstanding at September 30, 2019	3,631,380	$.63	4.5

Note 9 - Commitments and Contingencies

On October 4, 2018, the Company entered into a Preliminary Share Sale and Purchase Agreement between PT Kinerjapay Indonesia and PT Mitra Distribusi Utama (“PTMDU”) to acquire PTMDU for Rp40,000,000,000 or approximately $2,758,621. However, during the negotiations regarding the terms to complete the acquisition between the parties, there were several unresolved issues of which mutual agreement could not be reached, which prompted both parties to finally agreed to terminate the process of acquisition amicably.

On November 2, 2018, the Company filed a registration statement on Form S-1 for the purpose of offering a total of up to 300,000 shares of its 11% Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”), at an Offering price of $25 per share. If the Offering is successful, of which there can be no assurance, the gross proceeds will be $7.5 million. The Company’s intention is to have these shares of Series C Preferred Stock subject to quotation on the OTCQB. Due to the termination of the PTMDU acquisition, on October 30, 2019, the Company withdrew its registration statement.

The Company accrues for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company has no current legal proceeding and did not accrue any loss for contingencies as of September 30, 2019 and December 31, 2018.

Note 10 - Subsequent Events

On December 10, 2018, the Company has entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, the Company has not received the subscription proceeds but we understand that the Wahana Group is still pursuing its efforts to monetize their subscription agreements utilizing collateral to support letters of credit.

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

KinerjaPay’s use of proceeds are to fund the Company’s peer-to-peer lending operations, potential acquisitions and strategic investments in the Company’s home-based region as part of their expansion plan for 2019. The Company also plans to allocate a certain portion of the subscription proceeds to repurchase KinerjaPay’s stock in the open market, subject to the rules and regulations of the SEC .

Subsequent to period end, the Company converted approximately $250,000 of principal on their convertible debentures and approximately $23,000 of accrued interest and fees into 7,167,266 shares of common stock .

On October 1, 2019, the Company entered into consulting agreements to issue 300,000 restricted shares each to two parties for a total of 600,000 restricted shares, for consulting services to be provided over the fifteen month term of the consulting agreements, valued at $66,000 based upon the market price of the shares of $0.11 on the date of the agreement. The fair value of the shares will be recognized in Prepaid assets and the expense will be recognized over the term of the agreement.

On October 2, 2019, the Company issued an additional 800,000 restricted shares to a third party for consulting services already provided pursuant to a consulting agreement dated November 14, 2017, valued at $88,000 based upon the market price of the shares of $0.11 on the date of issuance.

On October 1, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on October 1, 2020. In the case of an event of default, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

On October 23, 2019, a fifth tranche on the Crown Bridge June 13, 2018, for a 10% convertible promissory note in the amount of $30,000 was executed. The note is due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. In connection with the fourth tranche, the Company issued 40,000 warrants, exercisable at $0.75, with a five year term.

On October 24, 2019, the Company entered into a convertible note with JSJ Investments, Inc. for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on October 17, 2020. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On October 29, 2019, the Company entered into a convertible note with Armada Investment Fund for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.30 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DWAC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On October 29, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On October 29, 2019, the Company entered into a convertible note with Jefferson Street Capital, LLC for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On November 7, 2019, effective as of May 7, 2019, the Company issued the 199,000 shares of common stock that had been recognized in Stock Payable as of September 30, 2019.

On October 1, 2019 the Company entered into a third convertible note receivable with Quad M in the principal amount of $94,000, with a maturity date of September 30, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 20%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 110% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible at a variable conversion price of 60% of the lowest trading price of Quad M’s common stock over the twenty days prior to the conversion date.

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

On September 13, 2018, PT Kinerja Simpan Pinjam (“PT Kinerja SP”), a wholly-owned subsidiary of PT Kinerja, was organized under the laws of Indonesia for the purpose of developing and managing a peer-to-peer (“P2P”) lending platform focusing on micro-lending activities. As one of Indonesia’s fintech P2P lending companies, PT. Kinerja SP with its brand KFUND is subject to supervision by Financial Service Authority (Otoritas Jasa Keuangan – “OJK”) of Indonesia. OJK requested PT KSP to change its company name to comply with a recently issued regulation that states that a P2P company may not have the word “simpan” (to save or to deposit) in its name because it is not allowed to deposit funds but is expected to channel funds by bringing together lenders and borrowers. Based on this requirement, the Company changed its name to PT Kinerja Sukses Gemilang (“PT Kinerja SG”), on August 30, 2019.

On February 28, 2019, Kinerja Pay Ltd. a wholly-owned subsidiary of PT Kinerja, was incorporated in Nevada.. The subsidiary has no employees or operations, aside from a bank account to receive cash proceeds from security purchase agreements and convertible debentures, which is then transferred to the Parent company or other subsidiaries.

Result of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue

During the three months ended September 30, 2019, we generated gross revenues of approximately $98,000. Our cost of sales were approximately $100,000, yielding a negative gross profit of approximately $2,000, compared to net revenues of approximately $182,000 for the three months ended September 30, 2018. A majority of that net revenues was from a related party as they were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the three months ended September 30, 2019 are summarized as follows in comparison to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Marketing Expenses	$30,806	$-
General and administrative	1,111,134	2,146,157
Depreciation	16,473	68,957
Other income (expense)	$(3,520,208)	$(1,251,500)

Marketing expenses for the three months ended September 30, 2019 increased as there were no marketing expenses for the same period in 2018. This was the result of the Company trying to grow their business on their portal.

General and administrative expenses for the three months ended September 30, 2019 decreased by 48% compared to the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $655,000 in consulting fees, including the amortization of the preferred shares issued in the FRS acquisition, and approximately $180,000 in accounting, legal and professional fees,. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures plus approximately $34,000 relating to accounting fees. Included in general and administrative expenses in the three months ending September 30, 2018 was approximately $973,000 in shares issued for services and $53,000 in legal and professional fees.

Other income (expense) mostly increased during the three months ended September 30, 2019 due to the expenses related to the convertible debentures, including changes in fair value of the derivative and warrant liabilities, amortization of the debt discount, financing expenses from the fair value of the derivatives being greater than the face value of the convertible debenture, and penalties and loss on the conversions. Only the penalties and loss on conversion of debt transactions occurred during the same period in 2018.

Depreciation expense decreased in the three months ended September 30, 2019 as compared to the same period in 2018, due to an adjustment related to the fixed assets associated with the PT Kinerja acquisition.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue

During the nine months ended September 30, 2019, we generated gross revenues of approximately $361,000. Our cost of sales were approximately $347,000, yielding gross profit of approximately $14,000. This is compared to gross revenues of approximately $3,033,000 and cost of sales of approximately $2,850,000, resulting in a gross profit of approximately $183,000 for the three months ended September 30, 2019. A majority of that net revenues in 2018 was from a related party as they were recognized under the license agreement with PT. Kinerja only on a net basis as an agent, which resulted in net revenue. Since the acquisition in August of 2018, the revenue is no longer under a license agreement and is recognized on a gross basis as principal.

Expenses

Our expenses for the nine months ended September 30, 2019 are summarized as follows in comparison to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Marketing Expenses	$149,504	$-
General and administrative	7,160,617	6,526,020
Depreciation	42,050	71,008
Other income (expense)	$(9,682,847)	$(1,450,102)

Marketing expenses for the nine months ended June 30, 2019 increased as there were no marketing expenses for the same period in 2018. This was the result of the Company trying to grow its business on its portal.

General and administrative expenses for the nine months ended September 30, 2019 increased by 10% compared to the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $2,086,000 in consulting fees which also includes amortization of the preferred shares issued in the FRS acquisition, approximately $3,560,000 in preferred shares issued to the CEO for a bonus related to raising capital on the expected financing, $363,000 of, and approximately $545,000 in accounting, legal and professional fees. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures plus approximately $57,000 relating to accounting fees. Included in general and administrative expenses in the nine months ending September 30, 2018 was approximately $4,576,000 in shares issued for services and $749,000 in legal and professional fees.

Other income (expense) mostly increased during the nine months ended September 30, 2019 due to the increased expenses related to the new convertible debentures entered into in 2019, including changes in fair value of the derivative and warrant liabilities, amortization of the debt discount, financing expenses from the fair value of the derivatives being greater than the face value of the convertible debenture, and penalties and loss on the conversions. Only the penalties and loss on conversion of debt transactions occurred during the same period in 2018.

Depreciation expense decreased in the nine months ended September 30, 2019 as compared to the same period in 2018, due to an adjustment of the fixed assets associated with the PT Kinerja acquisition.

Working Capital

	September 30, 2019	December 31, 2018
Current assets	$2,324,654	$401,785
Current liabilities	9,106,576	3,996,097
Working capital (deficiency)	$(6,781,922)	$(3,594,312)

Current assets increased by approximately $1,923,000, which was primarily attributable to an increase in prepaid expenses due to the issuance of common shares for consulting services of approximately $1,319,000 to be expensed over the one year term of the agreements and the current portion of the preferred shares issued in the FRS acquisition of approximately $791,000, less amortization for the period of $958,000, and $247,000 paid to third parties as a finder’s fee for a future financing and related standby letter of credit. Additionally cash increased by approximately $277,000, the result of cash proceeds from convertible debentures Current liabilities increased by approximately $4,423,000, which was primarily attributable to the following: (i) an increase of approximately $3,374,000 in the fair value of the derivative liability, which included $6,527,000 in additions to the derivative liability related to new convertible debentures and penalties offset by $2,821,000 of the derivative liability reclassed to equity upon conversion of the related convertible debentures; (ii) an increase in the fair value of the warrant liability of $3,374,000, which included $1,010,000,000 from the fair value of newly issued warrants and a decrease of $541,000 from exercised and expired warrants; and (iii) and an increase in accrued expenses for accrued interest on the convertible debentures, offset by a slight decrease in convertible debentures due to conversions of the debentures and the newly issued convertible debentures being fully reduced by debt discounts arising from the bifurcation and classification of their conversion features as derivative liabilities.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2019	2018

Net loss	$(17,021,463)	$(7,864,289)

Net cash used in operating activities	(2,622,091)	(2,552,834)
Net cash used in investing activities	(342,111)	(2,720)
Net cash provided by financing activities	3,193,993	2,515,000
Increase/(decrease) in cash	$277,073	$(93,887)

Net cash used in operating activities slightly increased only by approximately 3% for the nine months ended September 30, 2019, as compared with the same period in 2018. The difference in cash used was a result of the increase in the net loss of approximately $9,114,000, plus the increase in non-cash activities, including the issuance of preferred stock for services of approximately $3,724,000 and common shares for approximately $1,736,000, the penalties and loss on conversions and modifications of common and preferred stock of approximately $2,168,000, the financing costs of approximately $2,923,000, the net increase in the fair value of the derivative and warrant liabilities of $636,000 and the amortization of debt discount of approximately $3,279,000. None of these same charges occurred in the nine months ended September 30, 2018, except for approximately $3,336,000 in shares issued for services and approximately $1,643,000 for penalties and loss on conversions of debt and preferred stock. Additionally, there was an increase of approximately $726,000 in prepaid and other assets related to shares issued for future services and amounts paid in advance for listing in Malta and a finder’s fee for future expected financing, net of the amortization over the related terms, and an increase in accrued liabilities and interest. The cash used in operating activities in 2018 consisted mainly of the net loss of approximately $7,864,000 offset by the non-cash expense of stock-based compensation and the penalties and loss on conversions recognized during the nine months.

Net cash used in investing activities for the nine months ended September 30, 2019 increased by approximately $340,000 as compared to the same period in 2018. The increase was due to the increase of fixed assets used in connection with the inclusion of PT Kinerja since its acquisition, as well as approximately $236,000 invested in convertible notes receivable.

During the nine months ended September 30, 2019, financing activities mainly consisted of $3,600,000 in proceeds from convertible debentures and $146,000 in cash received in from the sale of share and warrants units, offset by payments made on the convertible debentures and the promissory note arising from the acquisition of PT Kinerja. The financing activities during the nine months ended September 30, 2018, consisted of $500,000 for the sale of preferred stock, $100,000 from the exercise of warrants and $1,915,000 proceeds on debt.

Convertible Note Agreements

On January 2, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The holder did not require the inclusion of the default penalty recognized by the Company on April 15, 2019, as such, the penalty was reversed upon the redemption. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability. On July 2, 2019, the Company exercised its option to redeem the January 2, 2019 debenture, for a redemption price at $85,000. The principal of $43,000 was derecognized with the additional $42,000 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the redeemed balance of $64,500 was immediately expensed.

On January 18, 2019, the Company entered into a convertible note with Tangiers Global, LLC for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. On August 6, 2019, the Tangiers note was purchased from Tangiers by three other noteholders for a purchase price of $254,000, which included the default penalty and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. On various dates in August and September 2019, $165,508 of principal and $10,000 of accrued interest and fees of the note was converted by the new holders into 3,915,217 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of $280,000 relating to the conversion feature was reclassified to equity.

On January 25, 2019, the Company entered into a convertible note with Armada Investment Fund LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Armada January 2019 note was fully converted on August 1, 2019, into 1,087,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity.

On January 25, 2019, the Company entered into a convertible note with Jefferson Street Capital LLC for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. On various dates in August and September 2019, the Jefferson Street January 2019 note was fully converted into 2,015,812 shares of the Company’s common stock at conversion prices ranging from of $0.04 to $0.06, at which time the derivative fair value of $70,000 relating to the conversion feature was reclassified to equity.

On January 25, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The BHP January 2019 note was fully converted on August 1, 2019, into 1,107,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. On several dates in August 2019, $45,000 of the PowerUp January 28, 2019 note was converted into 702,028 shares of the Company’s common stock, at which time the derivative fair value of approximately $49,000 relating to the conversion feature was reclassified to equity.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to Crossover Capital Fund I, LLC in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. On September 6, 2019, the Crossover note was fully converted into 2,219,872 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $139,000 relating to the conversion feature was reclassified to equity.

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to Morningview Financial, LLC in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. On September 6, 2019, the Morningview note was fully converted into 1,786,022 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $110,000 relating to the conversion feature was reclassified to equity.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to Power Up Lending, LLC in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability. On September 7, 2019, the Company exercised its option to redeem the March 5, 2019 debenture, for a redemption price at $84,286. The principal of $53,000 was derecognized with the additional $31,286 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $53,000 was immediately expensed.

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with JSJ Investments, Inc, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default .Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. On September 18, 2019, $60,000 of the JSJ March 14, 2019 note was converted into 813,008 shares of the Company’s common stock at which time the derivative fair value of approximately $89,000 relating to the conversion feature was reclassified to equity.

On March 25, 2019, the Company executed an 8% convertible promissory note payable to Belridge Capital L.P. in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. On September 24, 2019, the Company exercised its option to redeem the debenture, for a redemption price at $192,582, 135% of the principal and accrued interest amount. The principal of $137,500 plus accrued interest was derecognized with the additional $49,929 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $103,125 was immediately expensed.

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

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to Tiger Trout Capital, LLC in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. On September 17, 2019, the outstanding note was acquired from Tiger Trout by Adar Alef, LLC. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On May 9, 2019, the Company entered into a 12% convertible promissory note with Labrys Fund LP (“Labrys”) for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. As a result the outstanding balance of the note as of June 30, 2019, was $423,000. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. On September 18, 2019, the outstanding note was acquired from Labrys by Granite Global Value Investments, LTD, consisting of $232,000 of principal, $141,000 of default penalties and $22,752 of accrued interest.

The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of the lowest trading price for the last 20 days prior to the issuance of the note or 45% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 12% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after six months from issue date. The holder has the option to increase the principal by $5,000 per each default occurrence instead of applying further discounts to the conversion price. However, under no circumstances shall the principal amount exceed an additional $25,000 nor can the conversion price be less than 30% multiplied by the market price due to the cumulative effect. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. On September 5, 2019, $50,000 of the Labrys 2019 note was converted into 1,000,100 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $77,000 relating to the conversion feature was reclassified to equity.

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

On June 28, 2019, the Company entered into a convertible note with JSJ Investments, Inc. which was funded on July 2, 2019, for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days.

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on April 8, 2020. The holder may extend the maturity date up to one year, by written notice at least five days before the original maturity date. The convertible note had an OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate of 60% of the lowest closing price during 20 days on which at least 100 shares of common stock were traded prior to and including the conversion date, to be adjusted if in default. The discount increases by 15% discount if there is a DTC “chill” in effect, the closing price falls below $0.095, the Company ceases to be a reporting company pursuant to the 1934 Act, or the note cannot be converted into free trading shares after 181 days from the issuance date. The discount also increases by 10% if the Company’s common shares are not deliverable via DWAC system. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On July 31, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 23, 2019, the Company entered into a convertible note with Black Ice Advisors, LLC for the principal amount of $110,000, convertible into shares of common stock of the Company, which matures on August 23, 2020. The note has an OID of $10,000, for a purchase price of $100,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 27, 2019, the Company entered into a convertible note with LG Capital Funding, LLC for the principal amount of $82,500, convertible into shares of common stock of the Company, which matures on August 27, 2020. The note has an OID of $7,500, for a purchase price of $75,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with Armada Investment Fund for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with Jefferson Street Capital, LLC for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 13, 2019, the Company entered into a convertible note with Granite Global Value Investments (“Grantite Global”) for the principal amount of $395,000, convertible into shares of common stock of the Company, which matures on April 21, 2020. The note has an OID of $39,500 for a purchase price of $335,500, which is to be paid in two tranches of $167,750 each. The first tranche was funded on September 19, 2019, and the second tranche is to be funded nine months after the funding of the first tranche. The note bears interest at 12%, which increases to 24% upon an event of default. Additionally, in the event of a default, for numerous events as set forth in the agreement, the outstanding principal shall increase by 50%. The note is convertible at the lesser of: (i) $0.40; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount will be increased by 12% for various occurrences as set forth in the agreement, including if the Company is not DTC eligible or experiences a DTC “chill”, if the conversion price falls below $0.01, or if the Company is delisted or delinquent in their filings with the SEC. Or the holder has the option to increase the principal by $5,000 for each occurrence in place of increasing the discount to the conversion price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at 140% of the principal and accrued interest balance.

In connection with the Granit Global note, the Company granted a number of warrants equal to $395,000 divided by the market price which is defined as the conversion factor (60%) of the lowest closing bid price over the last 20 days to date of issuance at inception, and to exercise date when the warrants are exercised, exercisable at $0.12, with a five year term. The exercise price is adjustable upon any future dilutive issuance. The Company estimated the fair value of the warrants, which were calculated as 5,486,111 warrants at issuance, at $734,000.

On September 16, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on September 16, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 24, 2019, the Company entered into a convertible note with Adar Alef, LLC for the principal amount of $149,453, convertible into shares of common stock of the Company, which matures on September 24, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Going Concern

The accompanying audited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the nine months ended September 30, 2019, the Company had a net loss of approximately $17,021,000. At September 30, 2019, the Company had an accumulated deficit of approximately $35,166,000 and a working capital deficit of approximately $6,782,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the nine months ended September 30, 2019, the Company received net cash proceeds of approximately $3,600,000 from the issuance of new convertible debentures. Subsequent to September 30, 2019, the Company received approximately $429,000 in net cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Future Financing

We will require additional funds to implement our growth strategy for our business. Subsequent to quarter end, we have raised approximately an additional $429,000, net of OID, from convertible debentures. Additionally, on December 10, 2018, we entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, we have not received the subscription proceeds, but we understand that the Wahana Group is still pursuing its efforts to monetize their subscription agreements utilizing collateral to support letters of credit.

Notwithstanding the foregoing, on October 23, 2019, the Company filed a Form 8-K reporting that it has successfully concluded negotiations with China Construction Bank Indonesia (CCBI), which will provide the Company with a $25 million, non-recourse credit facility, based upon the HSBC bank guarantee provided by Gabriel Capital Ltd. (“Gabriel”). Gabriel is a privately-owned, Indonesian family- controlled entity, based in Singapore. The final HSBC bank guarantee for $25 million, which we understand has already been approved by the bank’s credit committee, is expected to be received in KinerjaPay’s account with CCBI during November. As structured, the Company will be able to draw down the guaranteed net proceeds of $22.5 million in three monthly tranches of $7.5 million. Upon each draw, the Company will issue Gabriel a proportionate number of shares of Series F and G Preferred Stock under Gabriel’s executed Reg S Subscription Agreements, based upon the net subscription proceeds. Gabriel intends to continue delivering such guarantees until the full $200 million is received under these Subscription Agreements.

In effect, Gabriel is making an equity investment in the Company’s Series F and Series G Preferred Stock, which is being issued in consideration for Gabriel’s guarantee. The Series F Preferred Stock is convertible into shares of Common Stock at an average of $1.80 per share. The Series G Preferred Stock provides that the Company has the sole right to cause the conversion of the shares of Series G Preferred Stock into Common Stock at $1.80 per share provided that the shares of the Company’s common stock are trading at $3.50 or higher for a period of 20 days commencing six months after the dates of issuance of the Series G Preferred Stock.

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

Revenue Recognition

In accordance with ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended December 31, 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. We adopted ASU 2018-07 on January 1, 2019, and the adoption did not have an impact on our consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraphs set forth certain information with respect to all securities sold by the Company during the three months ended September 30, 2019 without registration under the Securities Act:

Convertible Note Agreements

On June 28, 2019, the Company entered into a convertible note with JSJ Investments, Inc. which was funded on July 2, 2019, for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days.

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with EMA Financial LLC, which matures on April 8, 2020. The holder may extend the maturity date up to one year, by written notice at least five days before the original maturity date. The convertible note had an OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate of 60% of the lowest closing price during 20 days on which at least 100 shares of common stock were traded prior to and including the conversion date, to be adjusted if in default. The discount increases by 15% discount if there is a DTC “chill” in effect, the closing price falls below $0.095, the Company ceases to be a reporting company pursuant to the 1934 Act, or the note cannot be converted into free trading shares after 181 days from the issuance date. The discount also increases by 10% if the Company’s common shares are not deliverable via DWAC system. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On July 31, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 23, 2019, the Company entered into a convertible note with Black Ice Advisors, LLC for the principal amount of $110,000, convertible into shares of common stock of the Company, which matures on August 23, 2020. The note has an OID of $10,000, for a purchase price of $100,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 27, 2019, the Company entered into a convertible note with LG Capital Funding, LLC for the principal amount of $82,500, convertible into shares of common stock of the Company, which matures on August 27, 2020. The note has an OID of $7,500, for a purchase price of $75,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with Armada Investment Fund for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with BHP Capital NY, Inc. for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with Jefferson Street Capital, LLC for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 13, 2019, the Company entered into a convertible note with Granite Global Value Investments (“Grantite Global”) for the principal amount of $395,000, convertible into shares of common stock of the Company, which matures on April 21, 2020. The note has an OID of $39,500 for a purchase price of $335,500, which is to be paid in two tranches of $167,750 each. The first tranche was funded on September 19, 2019, and the second tranche is to be funded nine months after the funding of the first tranche. The note bears interest at 12%, which increases to 24% upon an event of default. Additionally, in the event of a default, for numerous events as set forth in the agreement, the outstanding principal shall increase by 50%. The note is convertible at the lesser of: (i) $0.40; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount will be increased by 12% for various occurrences as set forth in the agreement, including if the Company is not DTC eligible or experiences a DTC “chill”, if the conversion price falls below $0.01, or if the Company is delisted or delinquent in their filings with the SEC. Or the holder has the option to increase the principal by $5,000 for each occurrence in place of increasing the discount to the conversion price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at 140% of the principal and accrued interest balance.

In connection with the Granit Global note, the Company granted a number of warrants equal to $395,000 divided by the market price which is defined as the conversion factor (60%) of the lowest closing bid price over the last 20 days to date of issuance at inception, and to exercise date when the warrants are exercised, exercisable at $0.12, with a five year term. The exercise price is adjustable upon any future dilutive issuance. The Company estimated the fair value of the warrants, which were calculated as 5,486,111 warrants at issuance, at $734,000.

On September 16, 2019, the Company entered into a convertible note with Auctus Fund, LLC for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on September 16, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 24, 2019, the Company entered into a convertible note with Adar Alef, LLC for the principal amount of $149,453, convertible into shares of common stock of the Company, which matures on September 24, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Issuance of Shares of Common Stock for Services

On July 2, 2019, the Company issued 950,000 shares to consultants for services, with a fair value of $315,000, based on the fair value of the Company’s common stock on the date of the consulting agreements.

On May 23, 2019, the Company issued 150,000 fully vested common shares to a third party for consulting services for a 12 month term, in accordance with the terms of a consulting agreement dated April 17, 2019. The shares were valued at $63,000 based upon the market price of the shares of $0.42 on the date of issuance. An additional 100,000 shares were issued on June 7, 2019, valued at $24,000, based upon the market price of the shares of $0.24 on the date of issuance. An additional 200,000 shares were issued on August 19, 2019, valued at $34,000, based upon the market price of the shares of $0.17 on the date of issuance.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) thereof and/or Regulation D promulgated by the SEC under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

item 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of July 26, 2019.	DEF 14C	B	7/26/2019
10.1	12% Convertible Promissory Note dated April 1, 2019 with Power Up Lending Group LTD	10-Q		8/14/2019
10.2	8% Convertible Promissory Note dated April 25, 2019 with Tiger Trout Capital LLC	10-Q		8/14/2019
10.3	12% Convertible Promissory Note dated May 9, 2019 with Labrys Fund, LP	10-Q		8/14/2019
10.4	10% Convertible Promissory Note dated May 17, 2019 with Crossover Capital Fund I, LLC	10-Q		8/14/2019
10.5	Securities Purchase Agreement dated May 17, 2019 with Crossover Capital Fund I, LLC	10-Q		8/14/2019
10.6	12% Convertible Promissory Note dated May 15, 2019 with Auctus Fund LLC	10-Q		8/14/2019
10.7	10% Convertible Promissory Note dated May 29, 2019 with Iliad Research and Trading, L.P.	10-Q		8/14/2019
10.8	Securities Purchase Agreement dated May 29, 2019 with Iliad Research and Trading, L.P.	10-Q		8/14/2019
10.9	10% Convertible Promissory Note dated June 3, 2019 with GS Capital Partners	10-Q		8/14/2019
10.10	Securities Purchase Agreement dated June 3, 2019 with GS Capital Partners	10-Q		8/14/2019
10.11*	12% Convertible Promissory Note dated June 28, 2019 with JSJ Investment, Inc.
10.12*	12% Convertible Promissory Note dated July 8, 2019 with EMA Financial, LLC
10.13*	12% Convertible Promissory Note dated July 31, 2019 with Auctus Fund, LLC
10.14*	10% Convertible Promissory Note dated August 23, 2019 with Black Ice Advisors, LLC
10.15*	Securities Purchase Agreement dated August 23, 2019 with Black Ice Advisors, LLC
10.16*	10% Convertible Promissory Note dated August 27, 2019 with LG Capital Funding, LLC
10.17*	Securities Purchase Agreement dated August 27, 2019 with LG Capital Funding, LLC
10.18*	8% Convertible Promissory Note dated September 3, 2019 with Armada Investment Fund, LLC
10.19*	8% Convertible Promissory Note dated September 3, 2019 with BHP Capital NY Inc.
10.20*	8% Convertible Promissory Note dated September 3, 2019 with Jefferson Street Capital, LLC
10.21*	12% Convertible Promissory Note dated September 24, 2019 with Granite Global Value Investments, Ltd
10.22*	12% Convertible Promissory Note dated September 16, 2019 with Auctus Fund, LLC
10.23*	Securities Purchase Agreement dated September 16, 2019 with Auctus Fund, LLC
10.24*	8% Convertible Promissory Note dated September 24, 2019 with Adar Alef, LLC
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Director (Principal Executive Officer)
Date: November 14, 2019

By:	/s/ Windy Johan
Windy Johan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2019

