Form 10-K
period 2019-12-31
KinerjaPay Corp.
filed 2020-10-07
CIK 1494162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-55081

KINERJAPAY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1771817
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

JI Multatuli, No. 8A Clyde Road, Medan, Indonesia, 20151

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: +62-819-6016-168

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

Title of Class

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

The aggregate market value of the 33,841,425 shares of common stock held by non-affiliates of the registrant as of June 28, 2019 (the last trading day in June 2019) was $8,333,236, as computed by reference to the closing price     of $0.2462 of the registrant’s common stock on such date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock as of October 7, 2020 was 1,513,872,948.

.

KINERJAPAY CORP.

2019 FORM 10-K ANNUAL REPORT

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “KinerjaPay Corp” refer to KinerjaPay Corp., a Delaware corporation, and its wholly-owned subsidiaries, P.T. Kinerja Pay Indonesia (“PT Kinerja Pay”) and P.T. Kinerja Indonesia (“PT Kinerja”). Both subsidiaries of KinerjaPay Corp. are organized under the law of Indonesia. P.T. Kinerja Sukses Gemilang (“PT Kinerja SG”), organized under the laws of Indonesia, and Kinerja Pay Ltd., organized in the State of Nevada, are wholly-owned subsidiaries of PT Kinerja.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2019, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Corporate Overview and History

Our business aim is to build a secure and convenient e-commerce ecosystem for use by our customers and merchants by providing services and products including: (i) electronic payment service; and (ii) virtual marketplace for the sale of a wide variety of products and services, both of which are available on the portal, KinerjaPay.com, (the “Portal”). In addition to access to the Portal, our Android and iPhone based mobile application includes additional in-app services to mobile phone users such as social engagement and digital entertainment (the “Mobile App”). A virtual marketplace, powered by our proprietary electronic payment service and gamified with in-app entertainment features, creates a one-stop-shop e-commerce platform for users to BUY, PAY and PLAY. We brand our virtual marketplace under the name of KMALL, our electronic payment solution under the name of KPAY, and our gamification features under the name of KGAMES.

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element (“Equipment”), designed to convert light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion efficiency and provide energy at a lower cost. The Company entered into an Asset Purchase Agreement with International Executive Consulting SPRL, organized under the laws of Belgium (“IEC”) on May 14, 2013 (the “IEC Agreement”) pursuant to which the Company issued IEC 2,000,000 million shares of the Company’s common stock, par value $0.0001 (“Common Stock”). The business plan was to use the Equipment to: (i) develop a working prototype of its photovoltaic cell for testing and evaluation; (ii) enter into manufacturing arrangements with third parties to produce the photovoltaic elements and sell to solar panel producers; and (iii) enter into distribution agreements for the commercial sale of our products. However, from the date of the IEC Agreement through mid-2015, the Company was unable to successfully develop a working prototype, nor was the Company able to predict with any certainty a timeline for its ability to put the working prototype into production and be able to commercially exploit the Equipment.

As a result, we determined that it was not in the best interest of the Company or its shareholders to discontinue efforts to commercialize the technology using the Equipment and on November 10, 2015, the Company entered into an Asset Purchase Rescission Agreement with IEC (the “Rescission Agreement”) pursuant to which: (i) we transferred and assigned back to IEC all rights to the Equipment; (ii) IEC returned to the Company 333,333 shares of the 2,000,000 shares of Common Stock initially issued to IEC; and (iii) IEC transferred and assigned its remaining 1,666,667 shares of Common Stock to Mr. Edwin Witarsa Ng, who was appointed as Chairman of our Board of Directors, in consideration for a cash payment by Mr. Ng of $20,000 to IEC.

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

On March 10, 2016, following the approval of FINRA, the Company’s name changed to KinerjaPay Corp., and its one-for-thirty (1:30) reverse stock split became effective.

On April 6, 2016, P.T. Kinerja Pay Indonesia (“PT Kinerja Pay”), a wholly-owned subsidiary of the Company, was organized under the laws of Indonesia, for the purpose of developing and managing the Company’s e-commerce business ranging from electronic payment solutions, virtual marketplace, and any other strategies within the e-commerce ecosystem in Indonesia.

On August 31, 2018, the Company completed the acquisition of its licensor P.T. Kinerja Indonesia (PT Kinerja”), which became a wholly-owned subsidiary of the Company. PT Kinerja Indonesia continues to provide the technology solutions needed by the Company to support its e-commerce business and may expand into cloud computing services and other IT service-related businesses.

On September 13, 2018, P.T. Kinerja Simpan Pinjam (“PT Kinerja SP”), a wholly-owned subsidiary of PT Kinerja, was organized under the laws of Indonesia for the purpose of developing and managing a peer-to-peer (“P2P”) lending platform focusing on micro-lending activities. PT Kinerja SP was renamed to PT Kinerja SG on August 30, 2019 to comply with the naming convention permitted by Financial Service Authority (Otoritas Jasa Keuangan – “OJK”) of Indonesia.

On February 28, 2019, Kinerja Pay Ltd. was organized in Nevada as a wholly-owned subsidiary of the Company (“KPAY Ltd”), which entity had no employees or operations and whose purpose was to establish and maintain a U.S. bank account to receive cash proceeds from security purchase agreements and convertible debentures, which proceeds were: (i) transferred to its parent company; or (ii) used to pay expenses of the Company or the wholly owned subsidiaries of KinerjaPay Corp.

E-Commerce Portal KinerjaPay.com

Indonesia is the fourth largest country in the world in terms of population size with a GDP that surpassed $1 trillion in 2019, with more than 50% of its population under the age of 30, and yet with its citizens largely underserved by the banking industry and less than 10% of the population have credit cards. Our business aim is to build a secure and convenient e-commerce ecosystem to customers and merchants through our introduction of services and products including: (i) electronic payment service; and (ii) virtual marketplace both of which are available on the portal, KinerjaPay.com, (the “Portal”). In addition to access to the Portal, our Android and iPhone  based mobile application includes additional in-app services to mobile phone users such as social engagement and digital entertainment (the “Mobile App”). A virtual marketplace, powered by our proprietary electronic payment service and gamified with in-app entertainment features, creates a one-stop-shop e-commerce platform for users to BUY, PAY and PLAY. We brand our virtual marketplace under the name of KMALL, our electronic payment solution under the name of KPAY, and our gamification features under the name of KGAMES. Since the Company acquired licensing rights from PT Kinerja on December 1, 2015 and established its wholly-owned subsidiary PT Kinerja Pay on April 6, 2016, we have raised capital to fund our e-commerce business development and operations through: (i) private placements of equity securities offered in reliance on the exemptions under Regulation D (“Reg D”) and Regulation S (“Reg S”) promulgated by the Securities and Exchange Commission (“SEC”) under the Securities Act; and (ii) convertible debt financing from accredited investors in reliance upon Section 4(2) of the Securities Act and Reg D. The Company began generating sales revenue from the Portal in 2017.

Electronic Payment Service (PAY)

We provide electronic payment service to consumers and merchants using the technology licensed from PT Kinerja on the Portal and Mobile App. We completed the acquisition of our licensor and former parent company, PT Kinerja, in August 2018 and, as a result, P.T. Kinerja became our subsidiary and the licensing agreement was terminated. The electronic payment service is also known as KPAY, which provides an affordable, secure and convenient method for money transfer, bill payment and online transactions. Friends and family may transfer money using electronic devices anywhere and anytime; consumers may pay utility bills, phone bills, credit card bills and top up mobile phone credit to their mobile phone accounts; merchants of all sizes may accept payments channelled through KPAY on their merchant websites. Our Company also developed a proprietary digital wallet software (“e-wallet”) that provides an easy, safe and secure way for individuals and businesses to make and receive payments on the Internet. Our e-wallet provides an escrow payment service that reduces transaction risk for online consumers; shoppers can verify whether they are happy with the products received before releasing funds to the seller.

The Company offers a service that enables users to process payments or transfer money directly using their bank, debit and credit card accounts on our Portal and marketplace. We also offer merchants an end-to-end payment solution that provides authorization and settlement capabilities, of which merchants can connect with their customers and manage collection risk. We have also introduced an application-generated token to confirm outgoing payments to enhance transaction security.

Virtual Marketplace (BUY)

We launched our virtual marketplace (“KMALL”) (during 2017 as a free platform for buyers to explore products and sellers to establish a low-cost online presence for their products from the local Indonesian market. Buyers and sellers can access KMALL from their electronic devices anytime and anywhere. KMALL features a “Max-3-Steps” concept aiming to streamline the shopping experience of buyers. Buyers complete a purchase transaction within three steps, by choosing an item, checking out and making a payment using their e-wallet under KPAY.

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

Market Opportunity in Indonesia

Indonesia, the world’s fourth most-populous country, having a population of approximately 274 million as of its 2020 census, is rapidly becoming the major economic power in Southeast Asia. Over 50% of its population is below the age of 30 and the young Indonesian generation is highly adaptive to new technology. A combination of positive factors including the rapidly growing pool of internet users, the increase in discretionary spending among the middle class, and the increasing popularity of inexpensive smartphones and tablets, have pushed the Indonesian e-commerce market towards scalability and profitability. Indonesia’s e-commerce market is projected to reach $130 billion by 2020 only surpassed by China and India. According to a joint report released by idEA, Google Indonesia, and Taylor Nelson Sofres (TNS), the e-commerce market in Indonesia, where our business operates and where our principal marketing efforts are focused, is also the fastest growing in Southeast Asia. With an estimated annual growth rate of 50% in e-commerce business and strong mobile-first initiatives, Indonesia presents a unique opportunity for merchants and businesses to establish their online presence in the country with a service provider like us.

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

In building an e-commerce ecosystem from our KinerjaPay Core Pillars, we plan to continue strengthening our areas of excellence and exploring growth opportunities:

●	Currently we have significant market presence in mobile phone prepaid top-up voucher business, which we expect will continue to grow in 2021. Our fee structure is very competitive in the business and currently faces few competitors;
●	Our e-wallet feature under KPAY enables fast and secure payment, and provides escrow services to online transactions;
●	Our gamification features will continue to grow and enhance user engagement in other areas of services we provide;
●	We plan to expand our Portal functionality by offering advertising packages to merchants and business partners, and seeking for collaboration with mobile publishers such as Google and Facebook to use our Portal as an advertising channel;
●	Pursuant to our acquisition of PT Kinerja, our former licensor of the core technologies behind our payment services, we are also pursuing opportunities in cloud computing and data management businesses, which we expect to be able to commercially exploit in or about the first quarter of 2021; and
●	Pursuant to the formation of our subsidiary PT Kinerja SP, which was subsequently renamed to PT Kinerja SG, we plan to develop a P2P micro-lending platform and target the majority of Indonesian population which is currently underserved by the banking system.

Since the formation of PT Kinerja SG, we began active planning of the new P2P micro-financing platform and, to date, we have received the requisite regulatory approvals and are implementing the launch of the P2P platform under the brand name of KFUND. We expect KFUND to be fully-operational during the fourth quarter of 2020 or the first quarter of 2021, the timing of which will depend on our cash flow from operations during such periods. KFUND will provide financing solutions to individuals, and small to medium-size enterprises in Indonesia, who currently lack access to financing from banks and other financial institutions which typically favor collateralized and/or larger projects with lower credit risk than the market we intend to serve. KFUND will connect individual and business borrowers and lenders via our proprietary online platform which the Company believes is in the final stages of development, following which we plan to: (1) build a credit rating process utilizing a proprietary credit rating methodology currently in development and partnering with a certified credit rating agency; (2) create a borrower acquisition strategy that reaches audience via online social media and offline sales effort in local communities. Potential lenders will have the opportunity to select a desired loan or a combination of several loans to invest in based on their risk appetite and preferred investment duration. KFUND will collect an average of 9% administration fees from each loan transaction. We understand the importance of compliance in the microlending space, and we are currently in the process of applying for required licenses, including ISO 27001, Information Security Management System certification. We believe that with the launch of KFUND business, we will reach another milestone in building our online ecosystem.

Company Subsidiaries and Collaboration Agreements

We carry out our business through the Company and three wholly-owned subsidiaries. This corporate structure allows us to simplify the accounting treatment, minimize taxation and optimize local grant support. The subsidiaries related to this business are as follows:

●	PT Kinerja Pay Indonesia – this entity currently focuses on building our e-commerce ecosystem including KPAY, KMALL and KGAMES. Together with the parent Company, PT Kinerja Pay Indonesia continues to expand collaboration with third parties and develop an internal sales and marketing effort.

●	PT Kinerja Indonesia – this entity, as the previous licensor of the Company prior to acquisition, has already successfully established the requisite infrastructure for billing, collections, payments and related payment services, and continues to provide all necessary R&D, technical support, servers, procurement/logistic and IT operational services, equipment bandwidth and other technology support. It continues to serve as the technology engine of the Company and will explore cloud computing business and other IT service-related businesses.
●	PT Kinerja SG – this entity will manage the new KFUND brand and focus on developing a peer-to-peer (P2P) micro-lending platform.

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

Sales and Marketing

Our primary sales and marketing effort emphasizes our key differentiator from competitors – KinerjaPay Core Pillars, an e-commerce ecosystem that integrates electronic payment service with a virtual marketplace enhanced by gamification components. The emphasis of such will deliver a message to potential users that they can PAY, BUY and PLAY at one place and thus achieve the marketing objective to attract new users and enhance user engagement.

We commenced nationwide marketing campaigns to promote KinerjaPay.com to Indonesian consumers and merchants in 2017. Marketing techniques used include online advertisement on Facebook®, YouTube®, Twitter®, AdWords®, AdChoices® and Instagram®. Early January 2017, the holiday campaigns held by KinerjaPay were able to help in securing a milestone of reaching 100,000 users. We localized our online and offline marketing effort to target specific communities to attract new customers and merchants. Our user basis is currently approaching 200,000 users.

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

Employees

As of December 31, 2019, we had an aggregate of 60 employees working at our Company and three operating subsidiaries. Mr. Edwin Witarsa Ng, has served as our CEO and Chairman since inception and Windy Johan, had served as CFO of the Company and its subsidiaries from December 2017 until his resignation on April 27, 2020, at which date the Company appointed Mrs. Butet Evans as CFO. As of December 31, 2019, our executive officers consisted on Mr. Edwin Ng and Mr. Windy Johan and constituted our management team, together with Mr. Deddy Oktomeo (“Mr. Oktomeo”), CEO of our wholly-owned Indonesian subsidiary, PT Kinerja Pay Indonesia, Mr. Christopher Danil, CEO of PT Kinerja Indonesia, Mr. Henful Pang, Commissioner of PT Kinerja Indonesia, and Mr. Anoki Kiyosyi, CEO of PT Kinerja SG. They are not obligated to contribute any specific number of hours per week to our operations and intend to devote only as much time as they deem necessary to the Company’s affairs until our business scales and new business initiatives require to do so. We have not entered into employment agreements with Mr. Ng, Mr. Johan, Mr. Oktomeo, Mr. Danil, Mr. Pang and Mr. Kiyoshi.

The employees of our Company and our subsidiaries are not subject to any collective bargaining agreement. We believe that we have good relations with our employees.

Transfer Agent

Our stock transfer agent is Transfer Online, Inc., with offices located at 512 SE Salmon Street, Portland, OR 97214. Their telephone number is (503) 227 2950, their fax number is (503) 227 6874, and their website is www.transferonline.com.

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

During the year ended December 31, 2019, we raised approximately $146,000 from the private sale of equity securities and received net proceeds of approximately $4,344,000 from issuance of convertible notes. There can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

We are currently not profitable. For the fiscal year ended December 31, 2019 and as of the date of this report, we assessed our financial condition and concluded that our belief that in order to continue as a going concern, including the costs of being a public company, we will need to continue to increase sales and revenue to fund business expenses, and support business expansion through the sale of restricted shares of our Common Stock, and the issuance of convertible notes and otherwise need to raise additional capital to fund business operations for the next 12 months from the date of this annual report. We had a net loss of approximately $19,948,000 for the year ended December 31, 2019. During the same period, cash used in operations was approximately $3,301,000, the working capital deficit and accumulated deficit as of December 31, 2019 were approximately $6,259,000 and $38,093,000, respectively. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Without adequate funding or a significant increase in revenue, we may not be able to resume operations in the normal course of business or expand business development efforts in other strategic initiatives; we may not be able to invest in research and development needed to upgrade technological infrastructure of our electronic payment service, virtual marketplace and gamification features; we may not be able to acquire additional businesses or form more collaborative relationships with third parties to gain market share in the e-commerce market. As of December 31, 2019, we had available cash resources of $95,972.

Overall, we have funded our cash needs: (i) primarily from the issuance of convertible debt instruments; (ii) to a lesser extent, through the private placement of equity securities to accredited investors in reliance upon the exemptions under Reg D and Reg S; and (iii) lastly through cash flow from our revenue-generating operations.

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

As of December 31, 2019, we had 62 employees, including our 2 executive officers and 60 persons working at our 3 Indonesian subsidiaries. As our marketing plans and business strategies develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We believe that we can continue to remain one of the few participants in Indonesia providing mobile phone credit top-up service to our electronic payment service users. The business contributes a significant amount of revenue to our Company. During the year ended December 31, 2019, revenue generated from mobile phone credit top-up service amounted to $216,136. There can be no assurance that customers will continue to favor our service if other competitors offer more affordable and convenient payment options. If mobile service providers offer payment options using credit cards or bank accounts directly, our service may be obsolete and cause material adverse effect on our business, operating results and financial condition.

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

In forming PT Kinerja SG as a new wholly-owned subsidiary to develop our KFUND brand and enter the potentially highly profitable peer-to-peer micro-lending market, we estimate that the cost of becoming fully-operational in P2P lending with a significant presence, we will require a significant amount of capital. There can be no assurance that the we will be able to raise this amount at terms and conditions satisfactory to the Company, if at all, or that the P2P business if adequately funded will be successful in the near future, if at all. Failure to successfully launch the KFUND business, integrate it into our existing operations and manage risks related to the new business could have a material adverse effect on our business, results of operations and financial condition.

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
20

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

In consideration of the acquisition of PT Kinerja Indonesia in August 2018, the Company issued a Promissory Note of $1,200,000 with interest of 6.00% per annum. The note is due twenty-four months from August 31, 2018. Our ability to repay full principal with interest upon note maturity will depend on our ability to generate sufficient cash flow from operations and equity financing to fulfill debt repayment. Our inability to repay the note in full at maturity will lead to default and we may be responsible for additional cost related to collection and attorney fee. The Company currently runs working capital deficit as of December 31, 2019, we may not have sufficient funds to repay the indebtedness at maturity.

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders.

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders. As of December 31, 2019, we had $1,674,994 outstanding notes convertible into up to our common stock based on then applicable conversion prices, which are subject to adjustment based upon applicable discounts based upon the closing market price of our common stock on the respective dates of conversion. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to us), and each note may not be converted during the first six-month period from the date of issuance. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

The outbreak of the coronavirus disease (COVID-19), and the resulting government-imposed quarantines, office closings and travel restrictions, may have a material adverse effect on our business, financial condition and results of operations. Many of these effects are not even completely known at this time.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” As many United States jurisdictions have mandated quarantines and or “lockdowns” of businesses and organizations, this has resulted in an economic as a result of this unprecedented health crisis. The significant outbreak of COVID-19 has resulted in a widespread health crisis that are proving to adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including extended closures of offices in both the United States and Indonesia, and the inability to expand our business model and continue to raise capital, due to financial market instability, social distancing and concern over contracting COVID-19. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations are yet unascertainable and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations.

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by the use of forward-looking terminology such as “will,” “believes,” “expects,” “endeavor” or similar expressions, involving known and unknown risks and uncertainties. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including the risk factors discussed in the Company’s periodic reports that are filed with the SEC and available on the SEC’s website (http://www.sec.gov). All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these risk factors. Other than as required under the applicable securities laws, the Company does not assume a duty to update these forward-looking statements.

Risks Related to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 35,000,000,000 shares of our common stock with a par value of $0.0001 per share. As of October 7, 2020, we have approximately 1,513,872,948 shares of Common Stock available for issuance. Our Board of Directors may choose to issue some or all of such shares for business acquisition and for funding of operations without stockholder approval. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of our preferred stock with a par value of $0.0001 per share. Our Board of Directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, our Board of Directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders. As of October 7,  2020, 500,000 shares of Series B Preferred Shares, 200,000 of Series D Preferred Stock and 200,000 of Series E Preferred Stock were issued and outstanding.

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

Mr. Ng, our Controlling Shareholder and Chairman controls approximately 51.1% of our common stock and may be able to influence the outcome of stockholder votes and their interests may differ from other stockholders.

As of October 7, 2020, Mr. Ng, our controlling stockholder, executive officer and director has voting control of 51.1% of our voting capital stock, consisting of 1,266,667 shares of our Common Stock (of which 400,000 shares of Common Stock pledged to secure loan to Mr. Ng) and 500,000 shares of Series B Preferred Stock entitled to a number of votes equal to 51% of all matters subject to vote by the holders of Common Stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, the stockholder may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from others. For example, these stockholders may support proposals and actions with which others may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions. Reference is made to the disclosure under “Description of Our Capital Stock - Series B Preferred Stock” below.

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

The price of our Common Shares has been and may in the future continue to be extremely volatile. Many factors could impact future price of our common shares, including:

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

Our annual and quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate and decline.

We expect our annual and quarterly results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

From December 2015 through March 2020, our principal office is located at J1. Multatuli, No. 8A, Medan, Indonesia 20151 and our offices consisted of approximately 4,000 square feet of executive offices and sales and marketing space. The land and building space of our principal office were owned by P.T. Kinerja and provided to the Company on a rent-free basis until the property was sold to an unrelated third party in March 2020 for net proceeds of $803,571. Subsequent to the year-ended December 31, 2019, following the sale of the property, we moved our offices to leased offices located at Green Park Blok Olive A No. 48, Jl. Suka Cerdas, Medan Johor, Indonesia, consisting of 4,000 square feet, which are leased from an unrelated third party at an annual rental of $5,000. We believe that these facilities will be sufficient for the next twelve months.

We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

Reference is made to Note 12 - Subsequent Events, with respect to the use of the net proceeds from the sale of the property.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate would result in a material adverse effect on our business or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of KinerjaPay Corp. trades on the OTCQB under the symbol “KPAY”. On October 6, 2020, the closing price of our common stock reported by the OTC Markets was $0.0009 per share.

Holders of record

As of October 7, 2020, there were approximately 137 beneficial holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2019, our financing activities consisted of the following:

Issuance of Shares of Preferred Stock

On January 15, 2019, the Company issued 200,000 shares of Series D Preferred Shares to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration was calculated at $2,372,945, based on 10% of the fully diluted common shares of the Company as of the date of issuance. The agreement also includes an employment agreement with a three-year term. The consideration issued in the acquisition has been recognized as consideration related to the employment agreement and is being amortized over the three-year term of the employment agreement, with the unamortized balance recognized as prepaid expense.

On January 15, 2019, the Company issued 200,000 shares Series E Preferred Shares to the Company’s CEO and Chairman, Edwin Ng as compensation for services related to the negotiation with PT. Investa Wahana Group for the commitment agreement for the subscription of preferred stock. The fair value of the compensation was calculated at $3,559,417, based on 15% of the fully diluted common shares of the Company as of the date of issuance.

Issuance of Shares of Common Stock and Warrants for Cash

On March 19, 2019, the Company received $70,000 through a placement of 140,000 common stock units to an investor for an offering price of $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase common stock. The 140,000 warrants are exercisable at $1.00 and expire two years from the date of issuance. The common stock related to the units were not issued upon the unit purchase and were recognized as stock payable.

During the second quarter of 2019, the Company received $76,374 for the sale of 59,000 shares of common stock. The common stock was not issued upon purchase and was recognized as stock payable.

On November 7, 2019, effective as of May 7, 2019, the Company issued the 199,000 shares of common stock that had been previously been recognized as stock payable.

Issuance of Shares upon Warrant Exercise

During the year ended December 31, 2019, on three occasions, there was a total of 7,243,132 shares of common stock issued under cashless exercises of warrants that had been issued in connection with convertible debentures (see discussion of convertible note agreements below).

Issuance of Shares upon Conversion

During the year ended December 31, 2019, the Company issued 63,395,488 shares of common stock upon conversion of $3,332,970 of principal and accrued interest on their convertible debentures (see discussion of convertible note agreements below).

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

On July 2, 2019, the Company issued 450,000 shares to consultants for services, with a fair value of $211,500, based on the fair value of the Company’s common stock on the date of the consulting agreements.

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

On October 15, 2019, the Company issued an additional 1,750,000 restricted shares to three separate third parties for consulting services under amendments to previously issued consulting agreements, valued at $157,500 based upon the market price of the shares of $0.09 on the date of issuance.

Treasury stock

During the year ended December 31, 2019, the Company bought back 616,000 shares of their common stock for $86,340.

Convertible Note Agreements

On January 2, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $43,000, which is due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability. On July 2, 2019, the Company exercised its option to redeem the January 2, 2019 debenture, for a redemption price at $85,000.

On January 18, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matures on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result, the outstanding balance of the note as of June 30, 2019, was $231,000. On August 6, 2019, the Tangiers note was purchased from Tangiers by three other noteholders for a purchase price of $254,000, which included the default penalty and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. During the second half of 2019 the note and related accrued interest was fully converted into 5,127,240, at conversion prices ranging from $0.03 to $0.05.

On January 25, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The note was fully converted on August 1, 2019, into 1,087,685 shares of the Company’s common stock at a conversion price of $0.06In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The warrants were exercised on December 2, 2019, in a cashless exercise, resulting in the issuance of 710,080 shares of the Company’s common stock.

On January 25, 2019, the Company entered into a second convertible note with another accredited investor for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. On various dates in August and September 2019, the note was fully converted into 2,015,812 shares of the Company’s common stock at conversion prices ranging from of $0.04 to $0.06.

On January 25, 2019, the Company entered into a third convertible note with another accredited investor. for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. In connection with the note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The note was fully converted on August 1, 2019, into 1,107,685 shares of the Company’s common stock at a conversion price of $0.06.

On January 28, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. On several dates in August 2019, $45,000 of the note was converted into 702,028 shares of the Company’s common stock at a conversion price of $0.06. The remaining balance and accrued interest was paid off by the Company.

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to an accredited investor in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. On September 6, 2019, the note was fully converted into 2,219,872 shares of the Company’s common stock at a conversion price of $0.05.

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. On September 6, 2019, the note was fully converted into 1,786,022 shares of the Company’s common stock at a conversion price of $0.05.

On March 5, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability. On September 7, 2019, the Company exercised its option to redeem the March 5, 2019 debenture, for a redemption price at $84,286.

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with an accredited investor, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. On September 18, 2019, $60,000 of the March 14, 2019 note was converted into 813,008 shares of the Company’s common stock at a conversion price of $0.07 and on October 2, 2019, the remaining $58,000 of the note was converted into 954,059 shares of the Company’s common stock at a conversion price of $0.07.

On March 25, 2019, the Company executed an 8% convertible promissory note payable to an accredited investor in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. On September 24, 2019, the Company exercised its option to redeem the debenture, for a redemption price at $192,582.

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to an accredited investor in the principal amount of $43,000, and s due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. On October 1, 2019, the Company exercised its option to redeem the debenture, for a redemption price at $70,261.

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. On September 17, 2019, the outstanding note was acquired from the holder by a third-party accredited investor. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. On November and December 2019, the note was fully converted into 5,000,396 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02.

On May 9, 2019, the Company entered into a 12% convertible promissory note with an accredited investor for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. As a result the outstanding balance of the note as of June 30, 2019, was $423,000. On September 18, 2019, the outstanding note was acquired from the holder by a third-party accredited investor, consisting of $232,000 of principal, $141,000 of default penalties and $22,752 of accrued interest. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. In connection with the convertible debenture, the Company issued 313,263 of their common shares as a commitment fee to the noteholder, with a fair value of approximately $169,000, based on the market value of the common stock on the date of issuance of $0.54, included in the debt discount. Upon the acquisition of the note by the new investor, the original holder returned the commitment fee shares to the Company. The note is convertible into shares of the Company’s common stock at a variable conversion rate that is equal to the lesser of the lowest trading price for the last 20 days prior to the issuance of the note or 45% of the lowest market price over the 20 days prior to conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. There are additional 12% adjustments to the conversion price for events set forth in the agreement, including if the conversion price is less than $0.01, if the Company is not DTC eligible, the Company is no longer a reporting company, or the note cannot be converted into free trading shares on or after six months from issue date. The holder has the option to increase the principal by $5,000 per each default occurrence instead of applying further discounts to the conversion price. However, under no circumstances shall the principal amount exceed an additional $25,000 nor can the conversion price be less than 30% multiplied by the market price due to the cumulative effect. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. On September 5, 2019, $50,000 of the note was converted into 1,000,100 shares of the Company’s common stock at a conversion price of $0.05, and in November and December 2019, another $168,830 of the note was converted into 5,900,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02.

On May 17, 2019, the Company executed a 10% fixed convertible promissory note payable to an accredited investor in the principal amount of $82,500, and is due on May 17, 2020. The convertible note had an OID of $7,500, for a purchase price of $75,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the fixed price of $1.00 or (ii) 61% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. In December 2019, $55,980 of the note was converted into 2,450,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02.

On May 15, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $100,000. As a result the outstanding balance of the note as of June 30, 2019, was $300,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. In December 2019, $90,713 of the note was converted into 5,000,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02.

On May 29, 2019, the Company executed a 10% fixed convertible promissory note payable to an accredited investor for the principal amount of $115,000, which matures on May 29, 2020. The convertible note had an OID of $5,000, plus $5,000 was deducted from the purchase price for legal and due diligence fees for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 22% and the principal balance increases by 15%. The note is convertible into shares of Common Stock at a conversion price equal to 60% multiplied by the lowest closing trade price during the 20 trading days immediately preceding the applicable conversion. Per the agreement, the Company is required at all times to have 1,800,000 common shares reserved. The Company may prepay the note at 125% of the principal and accrued interest balance. On December 11, 2019, the Company exercised its option to redeem the debenture, for a redemption price of $151,363.

On June 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $192,500, convertible into shares of common stock of the Company, which matures on June 3, 2020. The convertible note had an OID of $17,500, for a purchase price of $175,000. The note bears interest at 10%, which increases to 24% upon an event of default. In an event of default as set forth in the note, including if the Company does not pay the note at maturity, or the common stock of the Company is delisted or loses its bid price, the default sum becomes 110% to 150% of the principal outstanding and accrued interest. The note is convertible beginning on the six month anniversary of the note, at the lesser of: (i) $1.00; or (ii) 60% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note. The discount shall increase to 50% if the Company experiences a DTC “chill”. If the Company is not current in their filings with the SEC after the six month anniversary of the note, the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. On two dates in October and December 2019, the note was fully converted into 5,584,032 shares of the Company’s common stock at a conversion price of $0.04.

On June 28, 2019, the Company entered into a convertible note with an accredited investor which was funded on July 2, 2019, for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days.

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with an accredited investor, which matures on April 8, 2020. The holder may extend the maturity date up to one year, by written notice at least five days before the original maturity date. The convertible note had an OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate of 60% of the lowest closing price during 20 days on which at least 100 shares of common stock were traded prior to and including the conversion date, to be adjusted if in default. The discount increases by 15% discount if there is a DTC “chill” in effect, the closing price falls below $0.095, the Company ceases to be a reporting company pursuant to the 1934 Act, or the note cannot be converted into free trading shares after 181 days from the issuance date. The discount also increases by 10% if the Company’s common shares are not deliverable via DWAC system. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On July 31, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 23, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $110,000, convertible into shares of common stock of the Company, which matures on August 23, 2020. The note has an OID of $10,000, for a purchase price of $100,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On August 27, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500, convertible into shares of common stock of the Company, which matures on August 27, 2020. The note has an OID of $7,500, for a purchase price of $75,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a second convertible note with another accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 3, 2019, the Company entered into a third convertible note with another accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture.

On September 13, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $395,000, convertible into shares of common stock of the Company, which matures on April 21, 2020. The note has an OID of $39,500 for a purchase price of $335,500, which is to be paid in two tranches of $167,750 each. The first tranche was funded on September 19, 2019, and the second tranche is to be funded nine months after the funding of the first tranche. The note bears interest at 12%, which increases to 24% upon an event of default. Additionally, in the event of a default, for numerous events as set forth in the agreement, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lesser of: (i) $0.40; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount will be increased by 12% for various occurrences as set forth in the agreement, including if the Company is not DTC eligible or experiences a DTC “chill”, if the conversion price falls below $0.01, or if the Company is delisted or delinquent in their filings with the SEC. Or the holder has the option to increase the principal by $5,000 for each occurrence in place of increasing the discount to the conversion price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at 140% of the principal and accrued interest balance. In connection with the note, the Company granted a number of warrants equal to $395,000 divided by the market price which is defined as the conversion factor (60%) of the lowest closing bid price over the last 20 days to date of issuance at inception, and to exercise date when the warrants are exercised, exercisable at $0.12, with a five year term. The exercise price is adjustable upon any future dilutive issuance. The Company estimated the fair value of the warrants, which were calculated as 5,486,111 warrants at issuance, at $734,000.

On September 16, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on September 16, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture.

On September 24, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $149,453, convertible into shares of common stock of the Company, which matures on September 24, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On October 1, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on October 1, 2020. In the case of an event of default, as defined in the agreement, the principal amount of the note increases to 150%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

On October 23, 2019, a fifth tranche on the June 13, 2018 note, for a 10% convertible promissory note in the amount of $30,000 was executed. The note is due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. In connection with the fifth tranche, the Company issued 40,000 warrants, exercisable at $0.75, with a five year term, at a fair value of $7,000.

On October 24, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on October 17, 2020. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

On October 29, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.30 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DWAC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On October 29, 2019, the Company entered into a second convertible note with another accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On October 29, 2019, the Company entered into a third convertible note with another accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

On December 10, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $180,000, convertible into shares of common stock of the Company, which matures on December 10, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

On December 19, 2019, the Company, through its subsidiary, KinerjaPay Ltd, entered into an assignment agreement with an accredited investor for $100,000 of the May 29, 2019 note (see discussion previously). In connection, the Company entered into a new convertible note with the accredited investor, effective as of May 29, 2019, for the principal amount of $100,000, convertible into shares of common stock of the Company, which matures on December 19, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. The note is convertible at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. Additionally, six months after the issuance of the new note, the lender has the right to redeem all of any portion of the note, either in cash or in conversion shares. In the event of a default, as set forth in the agreement, the lender may accelerate the note by written notice, or may elect to increase the outstanding balance by applying the default effect. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The Company may prepay the note at any time, at an amount in cash equal to 110% multiplied by the outstanding balance the Company elects to prepay. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is to be accounted for as a derivative liability. In December 24, 2019, $10,000 of the note was converted into 533,334 shares of the Company’s common stock at a conversion price of $0.02.

On December 23, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $31,000 with a purchase price of $26,500, convertible into shares of common stock of the Company, which matures on December 23, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.15 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. In connection with the note, the Company issued 180,000 warrants, exercisable at $0.15, with a five year term.

On December 23, 2019, the Company entered into a second convertible note with another accredited investor for the principal amount of $31,000 with a purchase price of $26,500, convertible into shares of common stock of the Company, which matures on December 23, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.15 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability. In connection with the note, the Company issued 180,000 warrants, exercisable at $0.15, with a five year term.

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

Issuer Purchases of Equity Securities

During the year-ended December 31, 2019, the Company repurchased in the open market a total of 616,000 shares of its Common Stock at an average price of $0.14 per share. The repurchase plan was filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 30., 2019. The repurchases, representing a total cost of approximately $86,340, was funded with the Company’s working capital and the 616,000 shares are being retired to “treasury shares.”

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2019 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the fiscal year ended December 31, 2019, as compared to the fiscal year ended December 31, 2018. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2019 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains numerous forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

The Company was incorporated in Delaware on February 12, 2010 under the name Solarflex Corp. for the purpose of developing, manufacturing and selling a solar photovoltaic element (“Equipment”), an equipment that converts light into electrical flow (also known as a photovoltaic cell) based on certain proprietary technology to enable an increase in solar energy conversion efficiency and provide energy at a lower cost. From 2010 through mid-2015, we did not successfully use the Equipment to develop a working prototype, nor was there any estimated timeline for our ability to put the working prototype in production. Since the Company did not generate any revenue from the technology, we determined that it was not in the best interest of the Company or its shareholders to continue devoting resources and incurring expenditures towards efforts to commercialize the technology using the Equipment.

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

On September 13, 2018, PT Kinerja Simpan Pinjam (“PT Kinerja SP”), a wholly-owned subsidiary of PT Kinerja, was organized under the laws of Indonesia for the purpose of developing and managing a peer-to-peer (“P2P”) lending platform focusing on micro-lending activities. PT Kinerja SP was renamed to PT Kinerja SG on August 30, 2019 to comply with the naming convention permitted by Financial Service Authority (Otoritas Jasa Keuangan – “OJK”) of Indonesia.

On February 28, 2019, Kinerja Pay Ltd. a wholly-owned subsidiary of PT Kinerja, was incorporated in the State of Nevada. The subsidiary has no employees or operations, aside from a bank account to receive cash proceeds from security purchase agreements and convertible debentures, which is then transferred to its parent company or other entities owned by KinerjaPay Corp.

Material Developments During Fiscal 2019 and 2018

On August 31, 2018, the Company completed its acquisition of PT. Kinerja Indonesia, the former corporate parent and licensor of the Company’s IP technology, which entity was controlled by Edwin Ng, our CEO, sole director and principal shareholder. The purpose of this acquisition was to enable the Company to consolidate all of its previous accumulated gross revenue to the date of the acquisition. In addition, acquisition enabled the Company to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra. The Company believes that the acquisition will make the Company more cost efficient. The terms of the acquisition provide for the payment of $1,200,000 to PT Kinerja Indonesia’s shareholders pursuant to a promissory note due in twenty-four (24) months, bearing interest at 6% per annum, which note may be prepaid by the Company at any time. As of August 31, 2018, the Service Agreement between the Company and PT Kinerja Indonesia was terminated. The note issued to PT Kinerja Indonesia’s shareholders on August 31, 2018 had a maturity date of August 31, 2020. The parties are negotiating a long-term extension of the note, which should be completed during the 4th quarter of 2020 at terms and conditions satisfactory to the Company.

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

Results of Operations

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018

Revenue

During the year ended December 31, 2019, we generated gross revenues of $449,434, with costs of sales of $431,604 for net revenues of $17,830, compared to gross revenues of $2,825,676, with costs of sales of $2,821,191 for gross profit of $4,485 for the year ended December 31, 2018.

Expenses

Our expenses for the year ended December 31, 2019 are summarized as follows in comparison to the year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
Marketing Expenses	$188,645	$228,686
General and administrative	8,622,461	6,282,352
Depreciation	44,855	65,086
Other expense	(11,109,859)	(1,822,021)

Marketing expenses for the year ended December 31, 2019 decreased by 17.5% compared to marketing expenses for the same period in 2018. The higher amount in 2018 was the result of the Company trying to grow their business on their portal, which has been reduced during the current year.

General and administrative expenses for the year ended December 31, 2019 increased by 37.2% compared to general and administrative expenses for the same period in 2018. The main components of general and administrative expenses in 2019 consisted of approximately $2,979,000 in consulting fees, substantially all of which were in stock based compensation; approximately $758,000 of which is for the current year amortization of the Series D preferred shares issued to FRS Lending in connection with their 3 year employment agreement; approximately $3,559,000 for the Series E preferred shares issued to the CEO for his services in the negotiation with PT Investa Wahana Group related to a presumed subscription to purchase shares of Series G and Series F Preferred Stock under a Reg S Subscription Agreement that has not yet closed; approximately $586,000 in legal and professional fees; and approximately $200,000 for audit and accounting services. The legal and professional fees are primarily fees related to the convertible debentures, both for issuance and opinion letters related to the conversions of the convertible debentures. Included in general and administrative expenses in the year ending December 31, 2018 was approximately $2,088,000 in consulting fees, approximately $3,358,000 in shares issued for services, and approximately $865,000 in legal and professional fees. Included in the shares issued for services was $871,000 for the Series B preferred shares issued to the CEO for 51% of the voting control of the Company.

Depreciation expense decreased 31.1% in the year ended December 31, 2019 as compared to the same period in 2019, due to a re-evaluation of the useful life of the fixed assets associated with the PT Kinerja acquisition.

Other expense in the year ended December 31, 2019 increased by approximately $9,289,000 as compared to the same period in 2018, substantially due to the increase in expense items arising from the convertible debentures. Amortization of the debt discount, the majority of which is related to the valuation of the derivatives and warrants issued in connection with the convertible debentures, increased by approximately $4,172,000; Financing costs which are mostly the result of the fair value of the bifurcated derivative liability at inception resulting in the debt discount being greater than the face amount of the debt and the excess amount being immediately expensed as financing costs, increased by approximately $2,752,000, and the expense related to the change in the fair value of the Warrant liability increased by $979,000. Additionally, Penalties and loss on conversion of debt increased by approximately $1,337,000, significantly all of which is from the recognition of a loss on the modification of the conversion price of the Series A preferred stock.

Working Capital

	December 31,
	2019	2018
Current assets	$2,236,390	$401,785
Current liabilities	8,495,709	3,996,097
Working capital deficiency	$(6,259,319)	$(3,594,312)

Current assets increased by approximately $1,835,000, which was primarily attributable to the following: (i) approximately $308,000 in additional notes receivable; and (ii) an increase in prepaid expenses, consisting of approximately $1,130,000 of the current portion of shares issued to consultants, and the $322,000 related to finder’s fees paid to various parties in connection with an expected equity investment in the Company and a related standby letter of credit. Current liabilities increased by approximately $4,500,000, which was primarily attributable to the following: (i) an increase of approximately $370,000 in convertible debentures, net of the debt discount; (ii) an increase of $2,901,000 in the derivative liability, related to the convertible features of the current year outstanding convertible debentures meeting the qualification for derivative accounting, (iii) an increase of $821,000 in the warrant liability, which arose out of the convertible features of the convertible debentures requiring the warrants to be classified out of equity due to not being able to determine if there are sufficient authorized and unissued common shares of the Company, mostly related to new warrants issued in the current year and (iv) increases in accounts payable and accrued expenses, including accrued interest related to the convertible debentures and the promissory note, related party.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018

Net loss	$(19,947,990)	$(8,393,660)
Net cash used in operating activities	(3,300,532)	(2,037,691)
Net cash used in investing activities	(506,173)	(11,650)
Net cash provided by financing activities	3,648,543	2,119,000
Decrease in cash and cash equivalents, including foreign currency translation amount	$(49,924)	$(90,735)

Net cash used in operating activities increased by approximately 62.0% for the year ended December 31, 2019, as compared with the same period in 2018. The increase in cash used was a result of the increase in the net loss of approximately 138%, plus the increase in non-cash activities, including the increase to the loss on preferred stock of approximately $1,335,000, the increase in financing costs of approximately $2,952,000, the net decrease in the fair value of the derivative and warrant liabilities of $611,000 compared to $123,000 in 2018, and the amortization of debt discount of $4,355,000 for the year ended December 31, 2019 as compared to $183,500 for fiscal 2018. The expenses arising from stock issued for services, decreased by approximately $1,535,000. The changes in net assets and liabilities were fairly consistent between years, aside from increases in accrued liabilities and accrued interest.

Net cash used in investing activities for the year ended December 31, 2018 was primarily for the purchase of convertible notes receivable. Net cash used in investing activities in 2018 was primarily for the purchase of fixed assets, offset in by the cash received in the PT Kinerja KI acquisition.

During the year ended December 31, 2019, financing activities consisted of approximately $4,344,000 in proceeds from convertible debentures and approximately $146,000 in proceeds from the issuance of common stock, offset by approximately $445,000 in payments on the convertible debentures, the payment of approximately $304,000 on the promissory note, related party and approximately $86,000 for the repurchase of common shares. Our financing activities during the year ended December 31, 2018, consisted of $1,519,000 in proceeds from convertible debentures, $100,000 in cash received in warrants exercise and $500,000 in proceeds from the issuance of Series A Preferred Stock.

Convertible Note Agreements

During the year ended December 31, 2019, the Company issued numerous convertible debentures consisting of principal of approximately $4,251,000, with varying convertible rates. See Item 5 above for a detailed discussion of the individual convertible debentures issued during the year ended December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the year ended December 31, 2019, the Company had a net loss of approximately $19,948,000. At December 31, 2019, the Company had an accumulated deficit of approximately $38,093,000 and a working capital deficit of approximately $6,259,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2019, the Company received net cash proceeds of approximately $4,224,000 from the issuance of new convertible debentures. Subsequent to December 31, 2019, the Company received approximately $496,000 in cash proceeds from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Future Financing

We will require additional funds to implement our growth strategy for our business. Subsequent to year end, we have raised approximately an additional $496,000, from convertible debentures. Additionally, on December 10, 2018, we entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. In addition, during the year-ended December 31, 2019, the Company has negotiated with third parties who also expressed an interest in subscribing for shares of the Company’s authorized Series F and Series G Preferred Stock. To date, we have not received the subscription proceeds, from any third-party investors who have expressed interest in subscribing for Series F and G Preferred Stock nor can there be any assurance that the Company will be able to successfully close any of the pending proposals from third-party investors for such securities. Nevertheless, the Company has continued discussions, albeit intermittently, for the purpose of closing one or more subscriptions for the Series F and Series G Preferred Stock.

However, not including funds needed for capital expenditures or to pay down existing debt and trade payables, we anticipate that we will need to raise an additional $3,000,000  to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, the sale by the Company of shares of common stock of third-party public companies issued upon conversion by the Company of convertible notes issued to the Company, or other sources, some of which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019. The Derivative and warrant liabilities at December 31, 2019, are Level 3 fair value measurements.

Revenue Recognition

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

Earnings per Common Share:

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2019, the Company had approximately $2,768,000 in convertible debentures whose approximately 84,472,000 underlying shares are convertible at the holders’ option at conversion prices ranging from fixed conversion prices of $1.75 through $0.15 and variable conversion rates of 60% to 65% of the defined trading price and approximately 8,452,000 warrants with an exercise price of $3.00 to $0.15, certain warrants having exercise prices which reset to 65% of defined trading price upon future dilutive issuances, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended December 31, 2018, the Company had approximately $1,742,000 in convertible debentures whose approximately 11,906,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 60% to 65% of the defined trading price and approximately 4,293,000 warrants with an exercise price of $2.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted ASC 842 on January 1, 2019, with no impact on their financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements.

On July 13, 2017, the FASB issued a two-part Accounting Standards Update (ASU), No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. This guidance was adopted January 1, 2018 and has been applied to the financial instruments issued during the years ended December 31, 2019 and 2018, which have down round features.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company’s consolidated financial statements and related disclosures.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our Directors and Executive Officers. The age of each Director and Executive Officer listed below is given as of December 31, 2019.

Name	Age	Position
Edwin Witarsa Ng	37	Chief Executive Officer and Chairperson of the Board of Directors
Windy Johan	42	Former Chief Financial Officer
Deddy Oktomeo	48	Chief Executive Officer of PT Kinerja Pay
Butet Evans	39	Interim Chief Financial Officer

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

Windy Johan – Former Chief Financial Officer

Mr. Johan has served as the Chief Financial Officer of our Company since December 7, 2017, prior to which in 2013, Mr. Johan served as the Financial Controller of PT. Loka Wisata Asri, a resort and hotel company owning and operating resorts in Bali, Kota Bunga (Bogor) and Anyer, Indonesia. From April 2014 through November 2017, Mr. Johan served as a Finance and Accounting Manager of Ancora Group, a corporate conglomerate investing in mining, mining services, and hospitality. Mr. Johan earned his accounting degree from Gadjah Mada University, Indonesia and MBA degree from University of Glouchestershire, United Kingdom. He is a registered Chartered Accountant with IAI, Indonesian Institute of Accountants. Mr. Johan resigned as the Company’s Chief Financial Officer on April 27, 2020.

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

Butet Evans – Interim Chief Financial Officer

In connection with the resignation of Mr. Johan as the Company’s CFO, on May 4, 2020, the Company appointed Mrs. Butet Evans, 39, as Interim CFO. During the past five years, Mrs. Evans has served on the accounting staff of the Registrant and its subsidiaries in Indonesia and has over 18 years of professional experience in finance, tax, accounting, auditing and budgeting. From April 2013 to 2015, Mrs. Evans served as Finance and Accounting Manager at Pt. Graha Andrawina Lestari, with responsibilities for recruiting, training and team management for the finance and accounting staffs, reporting directly to and preparing financial reports for Pt. Graha Andrawina Lestari’s Finance Director. She was also responsible for maintaining accounting controls, defining accounting policies and procedures, monitoring revenue and expenses and management of capital budgeting and discounted cash flow analysis, among other responsibilities.

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

Board Committees

We do not have any standing committees as of December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the total compensation paid during the fiscal year ended December 31, 2019 and 2018, to our Chief Executive Officer of the Company.

Summary Compensation Table

Name and principal position	Year	Stock awards ($)(1)(3)	Total ($)(2)
Edwin Witarsa Ng	2019	$3,559,417	$3,559,417
CEO	2018	871,000	871,000

(1)	On December 17, 2018, 500,000 shares of Series B Preferred Stock were issued to the Company’s CEO, in consideration for his services performed to the Company during the fiscal year ended December 31, 2018.
(2)	No other forms of compensation were paid or accrued during the reported years other than stock awards disclosed in the table above.
(3)	On January 15, 2019, 200,000 shares of Series E Preferred Stock were issued to the Company’s CEO, in consideration for services related to the negotiation with PT. Investa Wahana Group for the commitment agreement for the subscription of preferred stock.

There was no outstanding Equity Awards at December 31, 2019 and 2018.

There were no option grants issued or exercised during the years ended December 31, 2019 and 2018.

Director Compensation

Our Chief Executive Officer of the Company also serves as the Chairperson of the Board of Directors. He did not receive any compensation related to his directorship for the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of October 7, 2020 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of October 7, 2020 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 1,513,872,948 shares of common stock outstanding on October 7, 2020.

Security Ownership of 5% or Greater Beneficial Owners

None.

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) (2)		Percent(1)(2)
Edwin Witarsa Ng Jl. Multatuli, No. 8A Medan, 20151, Indonesia	19,364,157	(1)(2)	51.10%
Beneficial Owners as a Group (1 person)	19,364,157		51.10%

Notes:

(1)	Percentage of ownership is based on shares of our common stock outstanding as of October 7, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Mr. Ng, the Company’s CEO and Chairman, is the sole beneficial owner of all issued and outstanding Series B Preferred Shares. The holder of Series B Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock. Mr. Ng. is entitled to a number of votes constituting fifty-one percent (51%) of the total votes on all such matters subject to the vote of holders of Common Stock, which, as of October 7, 2020, provided Mr. Ng with votes the Company based upon the shares of Common Stock outstanding on such date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

As of December 31, 2019, payable to related party consists of the note payable of $50,000 with the Company’s CEO and expenses paid on behalf of the CEO. The loan is due on demand and accrues interest at 8% per annum. During the year ended December 31, 2018, approximately $4,000 in interest was expensed. In addition, during the year ended December 31, 2018, in connection with the closing of the acquisition of PT Kinerja in August 2018, the Company assumed the liability of $83,929 owed by the Company’s CEO on the building owned/used by PT Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand.

Except as set out below, as of December 31, 2019, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors of the Company has appointed M&K CPAs, PLLC (“M&K”) as our independent registered public accounting firm (the “Independent Auditor”) for the fiscal year ending December 31, 2019. The following table sets forth the fees billed to the Company for professional services rendered by M&K for the years ended December 31, 2019 and 2018:

Services	2019	2018
Audit Fees (1)	$35,000	$32,750
Audit-Related fees (2)	-	-
Tax fees (3)	-	-
Total fees	$35,000	$32,750

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	Audit related fees consisted principally of audits of employee benefit plans and special procedures related to regulatory filings in 2019 and 2018.

(3)	The tax fees were paid for reviewing various tax related matters.

As of December 31, 2019, the Company did not have an Audit Committee. The Board of Directors did not have a formal policy in place to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. We did not engage M&K for any non-audit related service during the years ended December 31, 2019 and 2018.

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

(3)	Exhibits required by Regulation S-K

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment of Certificate of Incorporation of the Registrant effective as of November 25, 2019.	DEF 14C	B	12/5/2019
3.1.1	Certificate of Designation of Series A Convertible Preferred Stock effective as of January 2, 2018.	S-1	10.36	5/8/2018
3.1.2	Certificate of Designation of Series B Preferred Stock effective as of September 30, 2018.	S-1	10.41	11/2/2018
3.1.3	Certificate of Designation of Series C Preferred Stock effective as of October 5, 2018.	S-1	10.42	11/2/2018
3.1.4*	Certificate of Designation of Series D Preferred Stock effective as of December 11, 2018.		3.1.4
3.1.5*	Certificate of Designation of Series E Preferred Stock effective as of December 11, 2018.		3.1.5
3.2	Restated Bylaws of the Registrant effective as of July 1, 2016.	8-K	3.2	9/7/2016
4.1	Form of Common Stock Certificate of the Registrant effective as of July 7, 2010.	S-1	3.3	7/12/2010
10.1	12% Convertible Promissory Note dated April 1, 2019 with Power Up Lending Group LTD	10-Q	10.1	8/14/19
10.2	8% Convertible Promissory Note dated April 25, 2019 with Tiger Trout Capital LLC	10-Q	10.2	8/14/19
10.3	12% Convertible Promissory Note dated May 9, 2019 with Labrys Fund, LP	10-Q	10.3	8/14/19
10.4	10% Convertible Promissory Note dated May 17, 2019 with Crossover Capital Fund I, LLC	10-Q	10.4	8/14/19
10.5	Securities Purchase Agreement dated May 17, 2019 with Crossover Capital Fund I, LLC	10-Q	10.5	8/14/19
10.6	12% Convertible Promissory Note dated May 15, 2019 with Auctus Fund LLC	10-Q	10.6	8/14/19
10.7	10% Convertible Promissory Note dated May 29, 2019 with Iliad Research and Trading, L.P.	10-Q	10.7	8/14/19
10.8	Securities Purchase Agreement dated May 29, 2019 with Iliad Research and Trading, L.P.	10-Q	10.8	8/14/19
10.9	10% Convertible Promissory Note dated June 3, 2019 with GS Capital Partners	10-Q	10.9	8/14/19
10.10	Securities Purchase Agreement dated June 3, 2019 with GS Capital Partners	10-Q	10.10	8/14/19
10.11	12% Convertible Promissory Note dated June 28, 2019 with JSJ Investment, Inc.	10-Q	10.11	11/14/19

10.12	12% Convertible Promissory Note dated July 8, 2019 with EMA Financial, LLC	10-Q	10.12	11/14/19
10.13	12% Convertible Promissory Note dated July 31, 2019 with Auctus Fund, LLC	10-Q	10.13	11/14/19
10.14	10% Convertible Promissory Note dated August 23, 2019 with Black Ice Advisors, LLC	10-Q	10.14	11/14/19
10.15	Securities Purchase Agreement dated August 23, 2019 with Black Ice Advisors, LLC	10-Q	10.15	11/14/19
10.16	10% Convertible Promissory Note dated August 27, 2019 with LG Capital Funding, LLC	10-Q	10.16	11/14/19
10.17	Securities Purchase Agreement dated August 27, 2019 with LG Capital Funding, LLC	10-Q	10.17	11/14/19
10.18	8% Convertible Promissory Note dated September 3, 2019 with Armada Investment Fund, LLC	10-Q	10.18	11/14/19
10.19	8% Convertible Promissory Note dated September 3, 2019 with BHP Capital NY Inc.	10-Q	10.19	11/14/19
10.20	8% Convertible Promissory Note dated September 3, 2019 with Jefferson Street Capital, LLC	10-Q	10.20	11/14/19
10.21	12% Convertible Promissory Note dated September 24, 2019 with Granite Global Value Investments, Ltd	10-Q	10.21	11/14/19
10.22	12% Convertible Promissory Note dated September 16, 2019 with Auctus Fund, LLC	10-Q	10.22	11/14/19
10.23	Securities Purchase Agreement dated September 16, 2019 with Auctus Fund, LLC	10-Q	10.23	11/14/19
10.24	8% Convertible Promissory Note dated September 24, 2019 with Adar Alef, LLC	10-Q	10.24	11/14/19
10.25*	8% Convertible Promissory Note dated October 1, 2019 with Morningview Financial LLC		10.25
10.26*	Securities Purchase Agreement dated October 1, 2019 with Morningview Financial LLC		10.26
10.27*	12% Convertible Promissory Note dated October 17, 2019 with JSJ Investment, Inc.		10.27
10.28*	8% Convertible Promissory Note dated October 29, 2019 with Armada Capital Partners LLC		10.28
10.29*	8% Convertible Promissory Note dated October 29, 2019 with Jefferson Street Capital LLC		10.29
10.30*	8% Convertible Promissory Note dated October 29, 2019 with BHY Capital NY, Inc.		10.30
10.31*	Securities Purchase Agreement dated October 29, 2019 with Armada Capital Partners, LLC, Jefferson Street Capital, LLC and BHY Capital NY, LLC		10.31
10.32*	8% Convertible Promissory Note dated December 10, 2019 with Adar Alef, LLC		10.32
10.33*	Securities Purchase Agreement dated December 10, 2019 with Adar Alef, LLC		10.33
10.34*	10% Convertible Promissory Note dated December 19, 2019 (effective May 29,2019) with Draper, Inc.		10.34
10.35*	8% Convertible Promissory Note dated December 23, 2019 with BHP Capital NY Inc.		10.35
10.36*	Securities Purchase Agreement dated December 23, 2019 with BHP Capital NY Inc.		10.36
10.37*	8% Convertible Promissory Note dated December 23, 2019 with Jefferson Street Capital LLC		10.37
10.38*	Securities Purchase Agreement dated December 23, 2019 with Jefferson Street Capital LLC		10.38
21.1*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Provided herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINERJAPAY CORP.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Chairperson of the Board of Directors
Date:	October 7, 2020

By:	/s/ Butet Evans
Butet Evans
Interim Chief Financial Officer
Date:	October 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Witarsa Ng
Edwin Witarsa Ng
Chief Executive Officer and Director (Principal Executive Officer)
Date:	October 7, 2020

By:	/s/ Butet Evans
Butet Evans
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	October 7, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINERJAPAY CORP.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KinerjaPay Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KinerjaPay Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and consolidated cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

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

Houston, TX

October 7, 2020

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$95,972	$150,091
Accounts receivable, net	47,865	5,778
Accounts receivable - related party	-	6,295
Other receivable	72,610	14,036
Notes receivable	428,134	120,000
Prepaid expenses	1,527,034	79,012
Inventory	16,692	15,712
Deposits	48,083	10,861

Total current assets	2,236,390	401,785

Prepaid expenses, net of amortization	823,726	-
Other assets, net of amortization	-	52,415
Fixed assets, net of accumulated depreciation of $411,492 and $327,192, respectively	662,882	649,698

Total assets	$3,722,998	$1,103,898

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$114,543	$52,555
Accrued expenses	198,071	2,972
Accrued interest	151,049	60,232
Accrued interest, related party	91,559	24,066
Tax payable	11,611	12,198
Payable to Related party	750,882	758,221
Promissory note, related party	600,000	600,000
Convertible debentures, net of discount of $1,106,571 and $435,000 as of December 31, 2019 and December 31, 2018, respectively	1,674,994	1,304,853
Derivative liability	3,708,000	807,000
Warrant liability	1,195,000	374,000

Total current liabilities	8,495,709	3,996,097

Promissory note, related party, less current portion	296,240	600,000

Total liabilities	8,791,949	4,596,097

Commitments and contingencies (Note 11)

Stockholders’ deficit
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized:
Series A Preferred Stock, 400,000 authorized, none issued and outstanding at December 31, 2019 and 200,000 issued and outstanding at December 31, 2018	-	20
Series B Preferred Stock, 500,000 authorized, 500,000 issued and outstanding	50	50
Series C Preferred Stock, 2,000,000 authorized, none issued and outstanding	-	-
Series D Preferred Stock, 200,000 authorized, 200,000 issued and outstanding at December 31, 2019, and none issued and outstanding at December 31, 2018	20	-
Series E Preferred Stock, 200,000 authorized, 200,000 issued and outstanding at December 31, 2019, and none issued and outstanding at December 31, 2018	20	-
Common stock, par value $0.0001 per share; 2,000,000,000 and 500,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 103,709,986 issued and outstanding at December 31, 2019 and 22,089,033 issued and outstanding at December 31, 2018	10,370	2,208
Treasury stock, at cost; 616,000 shares at December 31, 2019	(86,340)	-
Additional paid-in capital	33,042,152	14,696,799
Accumulated deficit	(38,093,069)	(18,145,079)
Stock payable	34,000	34,000
Accumulated other comprehensive income	23,846	(80,197)
Total stockholders’ deficit	(5,068,951)	(3,492,199)

Total liabilities and stockholders’ deficit	$3,722,998	$1,103,898

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenue	$449,434	$2,825,676
Cost of sales	431,604	2,821,191
Gross profit	$17,830	$4,485

Operating expenses:
Marketing Expense	188,645	228,686
General and administrative	8,622,461	6,282,352
Depreciation	44,855	65,086

Total operating expenses	8,855,961	6,576,124

Operating loss before other income (expense)	(8,838,131)	(6,571,639)

Other income (expense):
Interest expense	(367,487)	(68,164)
Interest expense, related party	(71,493)	(28,066)
Amortization of debt discount	(4,355,449)	(183,500)
Financing costs	(3,678,742)	(927,009)
Change in fair value of derivative liability	227,417	(17,000)
Change in fair value of warrant liability	(839,000)	140,000
Penalties and loss on conversion of debt	(2,003,921)	(666,744)
Other expenses	(21,184)	(71,538)

Total other expense	(11,109,859)	(1,822,021)

Loss before income taxes	(19,947,990)	(8,393,660)

Provision for income taxes	-	-

	-	-

Net loss	$(19,947,990)	$(8,393,660)

Other comprehensive loss adjustments, net of tax:
Foreign currency translation adjustments	104,043	(80,197)
Total other comprehensive income, net of tax	104,043	(80,197)

Total comprehensive loss, net of tax	(19,843,947)	(8,473,857)

Loss per share - Basic and diluted	$(0.39)	$(0.51)

Weighted average shares outstanding - Basic and diluted	51,010,857	16,525,360

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

										Accumulated
							Additional			Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Loss	Deficit

Balance December 31, 2017	-	$-	12,461,013	$1,245	-	$-	$9,457,265	$178,000	$(9,751,419)	$-	$(114,909)

Issuance of Series A Preferred Stock for cash	400,000	40					499,960				500,000
Issuance of Series B Preferred Stock for services	500,000	50					870,950				871,000
Issuance of shares for cash			20,000	2			49,998	(50,000)			-
Issuance of shares for services			4,365,278	437			3,675,447	(94,000)			3,581,884
Issuance of shares upon conversion			4,162,948	416			890,761				891,177
Acquisition of PT Kinerja Indonesia							(1,132,110)				(1,132,110)
Penalties and loss on conversion of debt							176,745				176,745
Loss on modification of warrant exercise price							71,117				71,117
Issuance of shares upon conversion of preferred stock	(200,000)	(20)	416,667	42			(22)				-
Loss on modification of Series A preferred stock conversion price							190,255				190,255
Issuance of shares upon exercise of warrants			463,127	46			99,954				100,000
Issuance of shares in connection with convertible debt			200,000	20			37,480				37,500
Warrants issued in connection convertible debt							262,000				262,000
Reclass of warrant fair value to liability classification							(514,000)				(514,000)
Reclass of derivative liability upon conversion of related convertible debentures							61,000				61,000
Foreign currency translation adjustments										(80,197)	(80,197)
Net loss									(8,393,660)		(8,393,660)

Balance December 31, 2018	700,000	$70	22,089,033	$2,208	-	$-	$14,696,799	$34,000	$(18,145,079)	$(80,197)	$(3,492,199)

Issuance of Series D Preferred Stock for acquisition of FRS	200,000	20					2,372,925				2,372,945
Issuance of Series E Preferred Stock for services	200,000	20					3,559,397				3,559,417
Issuance of shares of common stock and warrant units for cash								146,374			146,374
Issuance of shares of common stock for services			8,700,000	870			2,046,404				2,047,274
Issuance of shares of common stock upon conversion			63,395,488	6,340			3,326,630				3,332,970
Issuance of shares of common stock upon exercise of warrants			7,243,132	724			(724)				-
Issuance of shares of common stock upon conversion of Sereis A Preferred Stock	(200,000)	(20)	1,250,000	125			(105)				-
Loss on modification of Series A preferred stock conversion price			833,333	83			1,334,890				1,334,973
Warrants issued in connection convertible debt							231,000				231,000
Reclass of warrant fair value to liability classification							(231,000)	(45,000)			(276,000)
Additional shares of common stock issued in conversion for penalties							190,000				190,000
Reclass of derivative liability upon conversion and redemptions of related convertible debentures							4,369,582				4,369,582
Reclass of warrant liability classification to equity upon exercise and expiration of warrants							1,045,000				1,045,000
Issuance of common shares for stock payable			199,000	20			101,354	(101,374)			-
Repurchase of common stock					(616,000)	(86,340)					(86,340)
Foreign currency translation adjustments										104,043	104,043
Net loss									(19,947,990)		(19,947,990)

Balance December 31, 2019	900,000	$90	103,709,986	$10,370	(616,000)	$(86,340)	$33,042,152	$34,000	$(38,093,069)	$23,846	$(5,068,951)

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,947,990)	$(8,393,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,855	129,231
Amortization of debt discount	4,355,449	183,500
Common stock issued for services	2,047,274	3,581,884
Change in fair value of derivative liability	(227,417)	17,000
Change in fair value of warrant liability	839,000	(140,000)
Penalties and loss on conversion of debt	412,257	666,744
Allowance for bad debt	20,000	-
Loss on conversion of preferred stock	1,524,973	190,255
Loss on modification of warrant exercise price	-	71,117
Financing costs	3,447,742	495,508
Preferred stock issued for services	3,559,417	871,000

Changes in net assets and liabilities:
(Increase) decrease in accounts receivable	(35,792)	25,015
(Increase) decrease in other receivable	(58,574)	-
(Increase) decrease in inventory	(980)	(13,204)
(Increase) decrease in deposits	(37,223)	-
(Increase) decrease in prepaid expenses	(1,480,766)	29,106
(Increase) decrease in other assets	1,634,378	167,690
Increase (decrease) in accounts payable	40,370	33,549
Increase (decrease) in accrued liabilities	195,099	8,127
Increase (decrease) in accrued interest	367,396	39,447

CASH USED IN OPERATING ACTIVITIES	(3,300,532)	(2,037,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(58,039)	(23,124)
Cash paid for convertible notes receivable	(448,134)	-
Cash received from acquisition	-	11,474

CASH USED IN INVESTING ACTIVITIES	(506,173)	(11,650)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on promissory note, related party	(303,760)	-
Payments on payable to related party	(7,339)	-
Proceeds from issuance of common stock	146,374	-
Proceeds from convertible debentures	4,344,266	1,519,000
Payments on convertible debentures	(444,658)	-
Issuance of Series A PS for cash	-	500,000
Repurchase of common stock	(86,340)	-
Shares issued upon exercise of warrants	-	100,000

CASH PROVIDED BY FINANCING ACTIVITIES	3,648,543	2,119,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	104,043	(80,197)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,119)	(10,538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	150,091	160,629

CASH AND CASH EQUIVALENTS AT END OF YEAR	$95,972	$150,091

Supplemental disclosure of cash flow information:
Interest expense paid	$-	$-

Non-cash Investment and Financing Activities:
Common shares issued upon conversion of debt	$3,332,970	$891,177
Common shares issued upon conversion of preferred stock	$125	$22
Non-cash exercise of warrants	$724	$-
Issuance of preferred shares for acquisition	$2,372,925	$-
Notes receivable for convertible debentures	$-	$120,000
Issuance of promissory note for acquisition	$-	$1,200,000

The accompanying notes are an integral part of these consolidated financial statements.

KINERJAPAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

On August 31, 2018, the Company completed its acquisition of its licensor P.T. Kinerja which became a wholly-owned subsidiary of the Company (Note 3). The result of this acquisition enabled the Company to present its revenue on a gross basis as the principal going forward. Upon the closing of the acquisition of the Licensor by the Licensee, the License Agreement effectively ceased. In addition, the acquisition gave the Company the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services.

On September 13, 2018, the Company incorporated P.T. Kinerja Simpan Pinjam, a new wholly-owned subsidiary, for the purpose of managing its KFUND brand as a peer-to-peer (P2P) lending platform focusing on micro-lending activities. The Company plans to develop the KFUND brand mainly targeting the consumer sector to facilitate micro loans ranging from $100 to $1,000 on biweekly or monthly term. KFUND is still in preparation stage but the Company expects to start operations of KFUND as its cash flow improves, in or about the first half of 2021.

As one of Indonesia’s fintech P2P lending companies, P.T. Kinerja SP is subject to supervision by the Financial Service Authority (Otoritas Jasa Keuangan – “OJK”) of Indonesia. OJK requested PT KSP to change its company name to comply with a recently issued regulation that states that a P2P company may not have the word “simpan” (meaning to save or to deposit) in its name because it is not allowed to deposit funds but is expected to channel funds by bringing together lenders and borrowers. Based on this requirement, the Company changed its name to PT Kinerja Sukses Gemilang (“PT Kinerja SG”), on August 30, 2019.

On February 28, 2019, Kinerja Pay Ltd. a wholly-owned subsidiary of P.T. Kinerja, was incorporated in Nevada. The subsidiary has no employees or operations, aside from a bank account to receive cash proceeds from security purchase agreements and convertible debentures, which is then transferred to the Parent company or other subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred an operating loss since inception. For the year ended December 31, 2019, the Company had a net loss of approximately $19,948,000. At December 31, 2019, the Company had an accumulated deficit of approximately $38,093,000 and a working capital deficit of approximately $6,259,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern, within one year from the issuance date of this filing. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. During the year ended December 31, 2019, the Company received net cash proceeds of approximately $4,344,000 from the issuance of new convertible debentures. Subsequent to December 31, 2019, the Company received approximately $496,000 from the issuance of new convertible debentures. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. The Company continues to pursue external financing alternatives to improve its working capital position. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States as well as Indonesia, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic well-being of the Company’s employees, customers, and vendors. The Company’s business operations, that of its operating subsidiaries and their operating offices and primary banking relationships, as well as its chief executive officer, chief financial officer and key operating personnel, are all located in Indonesia. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flow. The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, and reduced operations.

Principles of Consolidation

The financial statements include the accounts of KinerjaPay Corp. and its wholly owned subsidiaries P.T. KinerjaPay, P.T. Kinerja, and P.T. Kinerja Sukses Gemilang and Kinerja Pay Ltd. All significant inter-company balances and transactions have been eliminated.

Note 2 - Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the financial statement date and the reported revenues and expenses during the reporting periods. On an on-going basis, management evaluates their estimates, including those related to allowances for bad debt and inventory obsolescence, income taxes, and contingencies and litigation. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2018.

Accounts Receivable

Accounts receivable consist primarily of trade receivables from customers. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. There was no allowance for doubtful trade receivables at December 31, 2019 and the allowance for doubtful trade receivables was $9,439 at December 31, 2018.

Inventory

Inventories, which consist of finished goods, are stated at the lower of cost or market value, using the first-in, first-out convention. The Company regularly reviews its inventory quantities on hand, and when appropriate, records a provision for excess and slow-moving inventory.

Deposits

Deposits represents prepayments to third party vendors who provide the Company with vouchers, prepaid phone credit, etc., that the Company sells through its licensed portal. The Company deposits cash to the vendors and once the sale is made, the vendors deduct the deposit from their account. Each transaction is done electronically to record the purchase (to the vendors) and the sale (to the user), and the products are then transferred to the users. The unused funds can only be refunded to the Company upon the termination of the agreement with the vendors, and only after both parties settle their obligations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 - 7 years, and 20 years for the building. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets

The Company reviews the recoverability of their long-lived assets, including property and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long- lived assets, as well as other fair value determinations.

Stock Based Compensation

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. The Company’s primary type of share-based compensation consists of stock options. The Company uses the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the stock options and the risk-free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses, and notes payable) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019 and 2018. The Derivative liabilities at December 31, 2019 and 2018, are Level 3 fair value measurements.

The table below sets forth a summary of the changes in the fair value of the Company’s derivative liabilities classified as Level 3 for the years ended December 31, 2019 and 2018:

	2019	2018
Balance at beginning of the year	$807,000	$-
Initial recognition of conversion feature	7,498,000	851,000
Reclassification to equity	(4,369,583)	(61,000)
Change in fair value	(227,417)	17,000
Balance at end of the year	$3,708,000	$807,000

The table below sets forth a summary of the changes in the fair value of the Company’s warrant liabilities classified as Level 3 for the year ended December 31, 2019 and 2018:

	2019	2018
Balance at beginning of the year	$374,000	$-
Initial recognition of warrant liability	1,027,000	514,000
Reclassed to equity upon exercise	(727,000)	-
Reclassed to equity upon expiration	(318,000)	-
Change in fair value	839,000	(140,000)
Balance at end of the year	$1,195,000	$374,000

At December 31, 2019 and 2018, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2019 and 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2019, the Company had approximately $2,768,000 in convertible debentures whose approximately 84,472,000 underlying shares are convertible at the holders’ option at conversion prices ranging from fixed conversion prices of $1.75 through $0.15 and variable conversion rates of 60% to 65% of the defined trading price and approximately 8,452,000 warrants with an exercise price of $3.00 to $0.15, certain warrants having exercise prices which reset to 65% of defined trading price upon future dilutive issuances, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive. For the year ended December 31, 2018, the Company had approximately $1,742,000 in convertible debentures whose approximately 11,906,000 underlying shares are convertible at the holders’ option at conversion prices ranging from – a fixed conversion price of $1.75 to a variable conversion rate of 60% to 65% of the defined trading price and approximately 4,293,000 warrants with an exercise price of $2.00 to $0.20, which were not included in the calculation of diluted EPS as their effect would be anti-dilutive.

Revenue Recognition

The Company’s revenue mostly focuses on e-commerce through their portal and mobile app. The Company launched their virtual marketplace (“KMALL”) during 2017 as a free platform for buyers to explore products and sellers to establish a low-cost online presence for their products from the local Indonesian market. Buyers and sellers can access KMALL from their electronic devices. In addition to the typical categories of consumer products offered similarly by other virtual marketplaces, KMALL offers mobile phone prepaid vouchers and computer-related goods. The Company also provides electronic payment service to consumers and merchants using the technology acquired in August 2018 from P.T. Kinerja on the Portal and Mobile App. The service provides an affordable, secure and convenient method for money transfer, bill payment and online transactions. To date substantially all the Company’s revenue has been earned in the mobile phone prepaid product.

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

Currently, while the Company is still working on developing the other future areas of their business, the Company’s revenue is substantially all in ecommerce.  Revenue is recognized when control of the product transfers to the customer. The virtual marketplace revenue accounts for approximately $438,000 and $2,807,000 of the Company’s total revenue for the years ended December 31, 2019 and 2018, respectively.

Income Taxes

Pursuant to ASC 740, Accounting for Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company adopted ASC 842 on January 1, 2019, with no impact on their financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company does not believe that the impact of adopting this standard will have a material effect on its financial statements.

On July 13, 2017, the FASB issued a two-part Accounting Standards Update (ASU), No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. This guidance was adopted January 1, 2018 and has been applied to the financial instruments issued during the years ended December 31, 2019 and 2018, which have down round features.

On May 10, 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance was effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company’s consolidated financial statements and related disclosures.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2019, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Note 3 – Acquisition of P.T. KinerJa Indonesia

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, P.T. Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 1) At the date of the closing of the acquisition, P.T. Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to P.T. Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and P.T. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis.

During periods prior to their acquisition of P.T. Kinera, the Company could only recognize revenues on a “net basis” as they were not the principal in the transactions, but as a result of the acquisition, the Company is now the principal, and the revenues can be recognized on a “gross basis.” In addition, the Company now has the ability to consolidate its IP technology and manage its 1,500 square-feet data center located in North Sumatra which the Company plans to expand to provide cloud computing services as well as data mining from the Company’s existing customer base. The Company believes that the acquisition will make the Company more cost efficient and potentially generate more revenues from other IT services.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired on the acquisition date:

Cash	$23,814
Receivables	27,537
Prepaid expenses and other current assets	27,727
Inventory	2,538
Building and equipment, net	695,440
Accounts payable and accrued liabilities	(725,866)
Net assets acquired	$51,190

Due to the consideration for the acquisition being the promissory note in the amount of $1,200,000, the excess of the consideration over the carrying value of the net assets acquired from PT Kinerja, adjusted to $1,132,110 was included in additional paid in capital, in accordance with ASC 805-50-30-5, Common Control Accounting.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018:

Pro Forma for the Year Ended December 31, 2018 (unaudited)
Revenue	$2,954,914
Cost of goods sold	2,819,998
Operating expenses	6,558,479
Other income(expenses)	(1,822,021)
Net loss	$(8,245,584)

Note 4 – CONVERTIBLE NOTES RECEIVABLE

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

On June 3, 2019 the Company acquired from Power Up Lending Group LTD, one of their noteholders (Note 7), a convertible note receivable payable by Mineral Mountain Mining & Mining, n/k/a Quad M Solutions, Inc. (“MMMM”), for a purchase price of $96,816, with a maturity date of November 30, 2019. The note bears interest at 12%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. The note is convertible at a variable conversion price of 58% of the average of the lowest two trading prices of MMMM’s common stock over the fifteen days prior to the conversion date.

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

On September 23, 2019 the Company entered into a convertible note receivable with Bigfoot Project Investments, Inc., n/k/a Lord Global Corporation (“LRDG”) in the principal amount of $20,000, with a maturity date of March 23, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of 50% of the lowest trading price of LRDG’s common stock over the thirty days prior to the conversion date.

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

On October 1, 2019 the Company entered into a convertible note receivable with MMMM in the principal amount of $94,000, with a maturity date of September 30, 2020. The $34,000 July 1, 2019 note was cancelled and included in the principal balance of this new note. The note bears interest at 8%, which increases to 24% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 20%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 110% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible at a variable conversion price of 60% of the lowest trading price of MMMM’s common stock over the twenty days prior to the conversion date.

On October 4, 2019 the Company acquired from Power Up Lending Group LTD, one of their noteholders (Note 7), a promissory note receivable with Medifirst Solutions, Inc. (“Medifirst”), for a purchase price of $19,374, which bears interest at 7%, and with a revised maturity date of October 4,2020.

On November 1, 2019, the Company entered into a promissory note with Token Team.com, for a purchase price of $25,000, with a maturity date of June 30, 2020. The note bears interest at 12%, which increases to 22% upon an event of default.

On November 17, 2019 the Company acquired from Jefferson Street Capital, LLC, one of their noteholders (Note 7), another convertible note receivable with MMMM, for a purchase price of $99,500, with a maturity date of April 30, 2020. The note bears interest at 12%, which increases to 24% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 20%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 110% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible at a variable conversion price of 60% of the lowest trading price of Quad M’s common stock over the twenty days prior to the conversion date, with the conversion price not to be greater than $0.02.

On December 9, 2019, the Company entered into a convertible note receivable with Accelerated Pharma, Inc. in the principal amount of $10,000, with a maturity date of June 9, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. In certain events of default as set forth in the note, the outstanding principal balance increases by 50%. During the first 180 days the convertible note receivable is in effect, the borrower may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The note is convertible beginning on the date 180 days following the issuance date, at a variable conversion price of the lower of $0.25 or 50% of the lowest trading price of Accelerated Pharma, Inc.’s common stock over the thirty days prior to the conversion date. Subsequent to the year-ended December 31, 2019, the Company advanced an additional $7,500 under this note.

Note 5 - Prepaid expenses and Other Assets

Included in prepaid expenses is the long term portion of preferred shares issued in connection with the FRS acquisition and related employment agreement (See Note 9).

Also included in Prepaid expenses and other assets, current portion is $322,000 paid as finder’s fees to various parties in connection with an expected equity investment in the Company and a related standby letter of credit. The amount will be offset against the investment in equity when the transaction closes.

At December 31, 2018 other assets also included $31,815 of the unamortized balance related to an agreement entered into on July 31, 2017, with Ace Legends Pte. Ltd. in connection with a partnership in game development, for a period of 18 months. The agreement was amended to commence on December 1, 2017. The agreement called for the Company to pay $100,000 in cash and to issue 80,000 shares of common stock of the Company. The shares were valued at $128,000, based on the trading value of the common stock of the Company on the date of the agreement. As of December 31, 2019, the balance was fully amortized. For the years ended December 31, 2019 and 2018, $31,815 and $58,893, respectively, of amortization expense has been recognized.

Note 6 - Fixed Assets

Fixed assets consist of the following:

	December 31, 2019	December 31, 2018
Building	$764,093	$729,760
Vehicles	16,693	26,713
Office Equipment and Furniture	293,588	220,417

	1,074,374	976,890
Less: Accumulated Depreciation	(411,492)	(327,192)
	$662,882	$649,698

Depreciation expense for the years ended December 31, 2019 and 2018 was $44,855 and $65,086, respectively.

Subsequent to year end on March 9, 2020, the building was sold to an unrelated third party for $803,571. See Note 12.

Note 7 – Convertible Notes Payable

2019 Convertible notes payable:

January 2, 2019 note

On January 2, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $43,000, which was due on October 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

January 18, 2019 note

On January 18, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $165,000, with an OID of $15,000, convertible into shares of common stock of the Company, which matured on January 18, 2020. The note bears interest at 10%, which increases to 20% upon an event of default. In an event of default as set forth in the note, the outstanding principal balance increases by 40%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $66,000. As a result the outstanding balance of the note as of June 30, 2019, was $231,000. On August 6, 2019, the accredited investor’s note was purchased from the holder by three other noteholders for a purchase price of $254,000, which included the default penalty and accrued interest. The note is convertible at 65% multiplied by the lowest closing price during the 15 days prior to the conversion. The discount increases by 5% discount if there is a DTC “chill” in effect., and an additional 5% if the Company is not DWAC eligible. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

On various dates in October and November 2019, the note was fully converted into 1,212,023 shares of the Company’s common stock at conversion prices ranging from $0.03 to $0.04, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $29,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.09 to $0.11; a risk-free interest rate of 1.58% to 1.66% and expected volatility of the Company’s common stock of 313.58%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

January 25, 2019 first note

On January 25, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the January 25, 2019 first note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000. The warrants were exercised on December 2, 2019, in a cashless exercise, resulting in the issuance of 710,080 shares of the Company’s common stock.

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

The January 25, 2019 first note was fully converted on August 1, 2019, into 1,087,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $9,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

January 25, 2019 second note

On January 25, 2019, the Company entered into a convertible note with another accredited investor for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the January 25, 2019 second note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000.

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

On various dates in August and September 2019, the January 25, 2019 second note was fully converted into 2,015,812 shares of the Company’s common stock at conversion prices ranging from of $0.04 to $0.06, at which time the derivative fair value of $70,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $5,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the dates of conversion; a risk-free interest rate of 2.29% and expected volatility of the Company’s common stock of 210.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

January 25, 2019 third note

On January 25, 2019, the Company entered into a convertible note with another accredited investor for the principal amount of $38,500 for a purchase price of $35,000, convertible into shares of common stock of the Company, which matures on October 25, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $19,250. As a result the outstanding balance of the note as of June 30, 2019, was $57,750. The note is convertible at 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the January 25, 2019 third note, the Company issued 115,500 warrants, exercisable at $0.49, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.66 at issuance date; a risk-free interest rate of 2.23% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $72,000.

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

The January 25, 2019 third note was fully converted on August 1, 2019, into 1,107,685 shares of the Company’s common stock at a conversion price of $0.06, at which time the derivative fair value of approximately $66,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $9,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.17; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

January 28, 2019 note

On January 28, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $48,000, which is due on November 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $24,000. As a result the outstanding balance of the note as of June 30, 2019, was $72,000. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

The derivative liability was recognized on July 27, 2019, in the initial amount of $90,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.12% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability.

On several dates in August 2019, $45,000 of the January 28, 2019 note was converted into 702,028 shares of the Company’s common stock, at which time the derivative fair value of approximately $49,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $12,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 2.45% and expected volatility of the Company’s common stock of 203.81%, and the various estimated reset exercise prices weighted by probability. The remaining balance and accrued interest was paid off by the Company.

February 28, 2019 note

On February 28, 2019, the Company executed an 10% fixed convertible promissory note payable to an accredited investor in the principal amount of $115,000 with a $10,000 OID, which is due on November 28, 2019. In the case of a sale event, as defined in the agreement, the principal amount of the note increases to 150%. The note is convertible into shares of Common Stock at a conversion price of the lower of (i) $1.00 per share or (ii) 65% of the lowest trading price for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount increases 10% if there is a DTC “chill” in effect. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 125% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

On September 6, 2019, the note was fully converted into 2,219,872 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $139,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $109,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 210.34%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

March 4, 2019 note

On March 4, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on March 5, 2020. In the case of an event of default, as defined in the agreement, the principal amount of the note increases to 150%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of June 30, 2019, was $82,500. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

On September 6, 2019, the note was fully converted into 1,786,022 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $110,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $14,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock of 193.89%, and the various estimated reset exercise prices weighted by probability. Upon conversion the remaining unamortized debt discount was also immediately expensed.

March 5, 2019 note

On March 5, 2019, the Company executed an 12% convertible promissory note payable to an accredited investor in the principal amount of $53,000, which is due on January 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result the outstanding balance of the note as of June 30, 2019, was $79,500. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 61% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

March 14, 2019 note

On March 14, 2019, the Company entered into a 12% convertible note for the principal amount of $118,000 with an accredited investor, which matures on March 14, 2020, and has a $5,000 OID. The holder will also deduct $13,000 from the purchase price for legal and due diligence fees. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

The derivative liability was recognized on September 10, 2019, in the initial amount of $175,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 1.89% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

On September 18, 2019, $60,000 of the March 14, 2019 note was converted into 813,008 shares of the Company’s common stock at a conversion price of $0.07, at which time the derivative fair value of approximately $89,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.14; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

On October 2, 2019, the remaining $58,000 of the note was converted into 954,059 shares of the Company’s common stock at a conversion price of $0.07, at which time the derivative fair value of approximately $96,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in an increase in $10,000 in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.11; a risk-free interest rate of 1.75% and expected volatility of the Company’s common stock, of 261.02%, and the various estimated reset exercise prices weighted by probability.

March 25, 2019 note

On March 25, 2019, the Company executed an 8% convertible promissory note payable to an accredited investor in the principal amount of $137,500, for a purchase price of $125,000, which is due on March 24, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 130% of the principal outstanding and accrued interest (the “default redemption amount”). Alternatively, at the election of the holder, the Holder may require the Company to redeem all or part of the default redemption amount through the issuance of such number of shares of common stock equal to (x) the default redemption amount, divided by (y) or 55% of the lowest traded price in the 20 trading days prior to the conversion date. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $41,250. As a result the outstanding balance of the note as of June 30, 2019, was $178,750. The note is convertible into shares of common stock at a conversion price of the lower of (i) $1.00 per share or (ii) 61% of the lowest trading price for the 20 prior trading days prior to the conversion date. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at any time the note is outstanding and there is not an event of default, at amounts ranging in the first 90 days from the date of issuance from 115% to 135% of the principal and accrued interest balance, based on the redemption date’s passage of time. The note also includes a “most favored nation” clause, whereby when the Company enters into any future financing transactions with a third-party investor, the Company must provide the holder notification of the terms of the new financing transaction, and if the holder determines that the terms of the subsequent investment are preferable to the original terms of the March 25, 2019 convertible promissory note, the original terms of the note will be amended and restated, which may include the conversion terms. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

April 1, 2019 note

On April 1, 2019, the Company executed a 12% fixed convertible promissory note payable to an accredited investor in the principal amount of $43,000, and is due on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On April 15, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $21,500. As a result the outstanding balance of the note as of June 30, 2019, was $64,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 61% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

The derivative liability was recognized on September 28, 2019, in the initial amount of $93,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.12; a risk-free interest rate of 1.83% and expected volatility of the Company’s common stock, of 193.89%, and the various estimated reset exercise prices weighted by probability.

On October 1, 2019, the Company exercised its option to redeem the April 1, 2019 debenture, for a redemption price at $70,261. The principal of $64,500 was derecognized with the additional $5,792 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $16,125 was immediately expensed. As the derivative was originally valued and recognized on September 28, 2019, there was no change in fair value upon redemption and reclassification of the derivative into equity.

April 25, 2019 note

On April 25, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $110,000, and is due on May 17, 2020. The convertible note had a OID of $10,000, for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 18%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $55,000. As a result the outstanding balance of the note as of June 30, 2019, was $165,000. On September 17, 2019, the outstanding note was acquired from Tiger Trout by Adar Alef, LLC. The note is convertible into shares of Common Stock at 65% of the lowest trading price of the common stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. The variable conversion price has been adjusted to 45% of the market price, based on the conversion price of a new note on May 9, 2019. Additionally, upon an event of default the conversion rate increases to 55% of the lowest trading price during the 20 days prior to conversion. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. The Company may redeem the note at amounts ranging from 110% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

On November and December 2019, the note was fully converted into 5,000,396 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02, at which time the derivative fair value of approximately $232,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease of $145,000 in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.07 to $0.10; a risk-free interest rate of 1.55% to 1.58% and expected volatility of the Company’s common stock, of 256.49% and 261.02%, and the various estimated reset exercise prices weighted by probability.

May 9, 2019 note

On May 9, 2019, the Company entered into a 12% convertible promissory note with an accredited investor for $282,000, which matures on November 6, 2019. The interest rate increases to a default rate of 24% for events as set forth in the agreement, including if the market capitalization is below $5 million, or there are any dilutive issuances. There is a right of prepayment in the first 180 days, but there is no right to repay after 180 days. Per the agreement, the Company is required at all times to have authorized and reserved three times the number of shares that is actually issuable upon full conversion of the note. There is also a cross default provision to all other notes. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $141,000. On September 18, 2019, the outstanding note was acquired from the holder by another accredited investor, consisting of $232,000 of principal, $141,000 of default penalties and $22,752 of accrued interest. Additionally, If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. The Company must also obtain the noteholder’s written consent before issuing any new debt. Additionally, if the note is not repaid by the maturity date the principal balance increases by $15,000. In connection with the convertible debenture, the Company issued 313,263 of their common shares as a commitment fee to the noteholder, with a fair value of approximately $169,000, based on the market value of the common stock on the date of issuance of $0.54, included in the debt discount. Upon the acquisition of the note, the original note holder returned the commitment fee shares to the Company.

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

On September 5, 2019, $50,000 of the May 9, 2019 note was converted into 1,000,100 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $77,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $12,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.13; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 210.74%, and the various estimated reset exercise prices weighted by probability.

In November and December 2019, another $119,380 of the note was converted into 5,900,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02, at which time the derivative fair value of approximately $256,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in an increase of $63,000 in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.03 to $0.09; a risk-free interest rate of 1.57% and expected volatility of the Company’s common stock, of 261.02% to 297.11%, and the various estimated reset exercise prices weighted by probability. Subsequent to year end, the remaining balance was fully converted into 52,000,000 shares of the Company’s common stock at conversion prices ranging from $0.002 to $0.008.

May 17, 2019 note

On May 17, 2019, the Company executed a 10% fixed convertible promissory note payable to an accredited investor in the principal amount of $82,500, and is due on May 17, 2020. The convertible note had an OID of $7,500, for a purchase price of $75,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the fixed price of $1.00 or (ii) 61% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

In December 2019, $55,980 of the note was converted into 2,450,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02, at which time the derivative fair value of approximately $90,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in an increase in the fair value of $1,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.03 to $0.07; a risk-free interest rate of 1.55% to 1.59% and expected volatility of the Company’s common stock, of 256.49%, and the various estimated reset exercise prices weighted by probability. Subsequent to the year end the note was fully converted into 3,152,791 shares of the Company’s common stock at a conversion price of $0.009.

May 15, 2019 note

On May 15, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on February 15, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. On May 20, 2019, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $100,000. As a result the outstanding balance of the note as of June 30, 2019, was $300,000. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

In December 2019, $90,713 of the note was converted into 5,000,000 shares of the Company’s common stock at a conversion prices of $0.04 to $0.02, at which time the derivative fair value of approximately $138,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in an increase in the fair value of $67,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.05; a risk-free interest rate of 1.57% and expected volatility of the Company’s common stock, of 297.11%, and the various estimated reset exercise prices weighted by probability. Subsequent to the year end the note was fully converted into 16,160,163 shares of the Company’s common stock at conversion prices ranging from $0.01 to $0.006.

May 29, 2019 note

On May 29, 2019, the Company executed a 10% fixed convertible promissory note payable to an accredited investor for the principal amount of $115,000, which matures on May 29, 2020. The convertible note had an OID of $5,000, plus $5,000 was deducted from the purchase price for legal and due diligence fees for a purchase price of $100,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 22% and the principal balance increases by 15%. The note is convertible into shares of Common Stock at a conversion price equal to 60% multiplied by the lowest closing trade price during the 20 trading days immediately preceding the applicable conversion. Per the agreement, the Company is required at all times to have 1,800,000 common shares reserved. The Company may prepay the note at 125% of the principal and accrued interest balance. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

On December 11, 2019, the Company exercised its option to redeem the debenture, for a redemption price at $151,363. The principal of $115,000 plus accrued interest was derecognized with the additional $36,363 paid upon redemption recognized as a financing cost. As a result of the redemption, the unamortized discount related to the converted balance of $76,667 was immediately expensed. Additionally, the derivative was remeasured upon redemption of the debenture, resulting in an estimated fair value of $189,000, for an increase in fair value of $2,000. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.05; a risk-free interest rate of 1.60% and expected volatility of the Company’s common stock, of 256.49%, and the various estimated reset exercise prices weighted by probability.

June 3, 2019 note

On June 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $192,500, convertible into shares of common stock of the Company, which matures on June 3, 2020. The convertible note had an OID of $17,500, for a purchase price of $175,000. The note bears interest at 10%, which increases to 24% upon an event of default. In an event of default as set forth in the note, including if the Company does not pay the note at maturity, or the common stock of the Company is delisted or loses its bid price, the default sum becomes 110% to 150% of the principal outstanding and accrued interest. The note is convertible beginning on the six month anniversary of the note, at the lesser of: (i) $1.00; or (ii) 60% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note. The discount shall increase to 50% if the Company experiences a DTC “chill”. If the Company is not current in their filings with the SEC after the six month anniversary of the note, the holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion. Per the agreement, the Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

The derivative liability was recognized on December 3, 2019, in the initial amount of $316,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.23 at issuance date; a risk-free interest rate of 1.60% and expected volatility of the Company’s common stock, of 256.49%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $123,500 was immediately expensed as financing costs.

On two dates in October and December 2019, the note was fully converted into 5,584,032 shares of the Company’s common stock at a conversion price of $0.04, at which time the derivative fair value of approximately $278,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $38,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.07 and $0.13; risk-free interest rates of 1.55% and of 1.66% and expected volatility of the Company’s common stock, of 256.49% and 261.02%, and the various estimated reset exercise prices weighted by probability.

June 28, 2019 note

On June 28, 2019, the Company entered into a convertible note with an accredited investor which was funded on July 2, 2019, for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

The derivative liability was recognized on December 29, 2019, in the initial amount of $215,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.23 at issuance date; a risk-free interest rate of 1.60% and expected volatility of the Company’s common stock, of 256.49%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $102,000 was immediately expensed as financing costs.

Subsequent to the year end the note was fully converted into 12,118,315 shares of the Company’s common stock at conversion prices ranging from $0.01 to $0.009.

July 8, 2019 note

On July 8, 2019, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with an accredited investor, which matures on April 8, 2020. The holder may extend the maturity date up to one year, by written notice at least five days before the original maturity date. The convertible note had an OID of $9,000, for a purchase price of $141,000. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%, and the default sum due becomes 200% of the principal outstanding and accrued interest. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. The note is convertible at a variable conversion rate of 60% of the lowest closing price during 20 days on which at least 100 shares of common stock were traded prior to and including the conversion date, to be adjusted if in default. The discount increases by 15% discount if there is a DTC “chill” in effect, the closing price falls below $0.095, the Company ceases to be a reporting company pursuant to the 1934 Act, or the note cannot be converted into free trading shares after 181 days from the issuance date. The discount also increases by 10% if the Company’s common shares are not deliverable via DWAC system. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

Subsequent to the year end, approximately $143,000 of principal of the note was converted into 175,560,000 shares of the Company’s common stock at conversion prices ranging from $0.007 to $0.0001.

July 31, 2019 note

On July 31, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on April 30, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

Subsequent to the year end, approximately $158,000 of principal of the note was converted into 182,671,762 shares of the Company’s common stock at conversion prices ranging from $0.006 to $0.0002.

August 23, 2019 note

On August 23, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $110,000, convertible into shares of common stock of the Company, which matures on August 23, 2020. The note has an OID of $10,000, for a purchase price of $100,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Subsequent to the year end the note was fully converted into 30,777,250 shares of the Company’s common stock at conversion prices ranging from $0.01 to $0.002.

August 27, 2019 note

On August 27, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500, convertible into shares of common stock of the Company, which matures on August 27, 2020. The note has an OID of $7,500, for a purchase price of $75,000. The note bears interest at 10%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $1.00; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Subsequent to the year end, approximately $65,000 of principal of the note was converted into 31,698,739 shares of the Company’s common stock at conversion prices ranging from $0.006 to $0.0002.

September 3, 2019 first note

On September 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

Subsequent to the year end the note was fully converted into 97,347,476 shares of the Company’s common stock at conversion prices ranging from $0.004 to $0.0004.

September 3, 2019 second note

On September 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

Subsequent to the year end, approximately $65,000 of principal of the note was converted into 54,767,424 shares of the Company’s common stock at conversion prices ranging from $0.004 to $0.0009.

September 3, 2019 third note

On September 3, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $82,500 with a purchase price of $75,000, convertible into shares of common stock of the Company, which matures on June 3, 2020. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

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

Subsequent to the year end the note was fully converted into 90,470,630 shares of the Company’s common stock at conversion prices ranging from $0.004 to $0.0009.

September 13, 2019 note

On September 13, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $395,000, convertible into shares of common stock of the Company, which matures on April 21, 2020. The note has an OID of $39,500 for a purchase price of $335,500, which is to be paid in two tranches of $167,750 each. The first tranche was funded on September 19, 2019, and the second tranche is to be funded nine months after the funding of the first tranche. The note bears interest at 12%, which increases to 24% upon an event of default. Additionally, in the event of a default, for numerous events as set forth in the agreement, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lesser of: (i) $0.40; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount will be increased by 12% for various occurrences as set forth in the agreement, including if the Company is not DTC eligible or experiences a DTC “chill”, if the conversion price falls below $0.01, or if the Company is delisted or delinquent in their filings with the SEC. Or the holder has the option to increase the principal by $5,000 for each occurrence in place of increasing the discount to the conversion price. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at 140% of the principal and accrued interest balance. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the September 13, 2019 note, the Company granted a number of warrants equal to $395,000 divided by the market price which is defined as the conversion factor (60%) of the lowest closing bid price over the last 20 days to date of issuance at inception, and to exercise date when the warrants are exercised, exercisable at $0.12, with a five year term. The exercise price is adjustable upon any future dilutive issuance. The Company estimated the fair value of the warrants, which were calculated as 5,486,111 warrants at issuance, using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.14 at issuance date; a risk-free interest rate of 1.66% and expected volatility of the Company’s common stock, of 175.0%, resulting in a fair value of $734,000.

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

Subsequent to the year end, approximately $84,000 of principal of the note was converted into 123,100,000 shares of the Company’s common stock at conversion prices ranging from $0.001 to $0.0002.

September 16, 2019 note

On September 16, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $200,000, convertible into shares of common stock of the Company, which matures on September 16, 2020. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

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

September 24, 2019 note

On September 24, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $149,453, convertible into shares of common stock of the Company, which matures on September 24, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

Subsequent to the year end, approximately $67,000 of principal of the note was converted into 140,588,000 shares of the Company’s common stock at conversion prices ranging from $0.001 to $0.0002.

October 1, 2019 note

On October 1, 2019, the Company executed an 8% fixed convertible promissory note payable to an accredited investor in the principal amount of $55,000 with a $5,000 OID, for a purchase price of $50,000, which is due on October 1, 2020. In the case of an event of default, as defined in the agreement, the principal amount of the note increases to 150%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price of 65% of the market price, as defined in the note. The discount increases 15% if there is an event of default, and 10% if the shares are not deliverable via DWAC. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $86,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.11 at issuance date; a risk-free interest rate of 1.73% and expected volatility of the Company’s common stock, of 234.03%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $36,000 was immediately expensed as financing costs.

October 23, 2019 note

On October 23, 2019, a fifth tranche on the June 13, 2018, for a 10% convertible promissory note in the amount of $30,000 was executed. The note is due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability. In connection with the fifth tranche, the Company issued 40,000 warrants, exercisable at $0.75, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.20 at issuance date; a risk-free interest rate of 1.58% and expected volatility of the Company’s common stock, of 175.0%, resulting in a fair value of $7,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $46,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.20 at issuance date; a risk-free interest rate of 1.58% and expected volatility of the Company’s common stock, of 226.43%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $23,000 was immediately expensed as financing costs.

October 24, 2019 note

On October 24, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $118,000, convertible into shares of common stock of the Company, which matures on October 17, 2020. The convertible note had an OID of $5,000, for a purchase price of $113,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

Subsequent to the year end, approximately $38,000 of principal of the note was converted into 110,140,665 shares of the Company’s common stock at conversion prices ranging from $0.0005 to $0.0002.

October 29, 2019 first note

On October 29, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.30 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DWAC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $141,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 226.43%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $58,200 was immediately expensed as financing costs.

October 29, 2019 second note

On October 29, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $141,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 226.43%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $58,200 was immediately expensed as financing costs.

October 29, 2019 third note

On October 29, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $91,500 with a purchase price of $83,000, convertible into shares of common stock of the Company, which matures on July 29, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.40 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $141,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.10 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 226.43%, and the various estimated reset exercise prices weighted by probability. This resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $58,200 was immediately expensed as financing costs.

December 10, 2019 note

On December 10, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $180,000, convertible into shares of common stock of the Company, which matures on December 10, 2020. The note has an OID of $13,587, for a purchase price of $135,866. The note bears interest at 8%, which increases to 24% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 130% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

December 19, 2019 note

On December 19, 2019, the Company, through its subsidiary, KinerjaPay Ltd, entered into an assignment agreement with an accredited investor for $100,000 of the May 29, 2019 note (see discussion previously). In connection, the Company entered into a new convertible note with Draper, Inc., effective as of May 29, 2019, for the principal amount of $100,000, convertible into shares of common stock of the Company, which matures on December 19, 2020. The note bears interest at 10%, which increases to 22% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. The note is convertible at a conversion price equal to 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. Additionally, six months after the issuance of the new note, the lender has the right to redeem all of any portion of the note, either in cash or in conversion shares. In the event of a default, as set forth in the agreement, the lender may accelerate the note by written notice, or may elect to increase the outstanding balance by applying the amount resulting from the default. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The Company may prepay the note at any time, at an amount in cash equal to 110% multiplied by the outstanding balance the Company elects to prepay. The conversion feature meets the definition of a derivative and therefore requires bifurcation and is to be accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $180,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 230.94%, and the various estimated reset exercise prices weighted by probability. This and the warrants fair value resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $80,000 was immediately expensed as financing costs.

In December 24, 2019, $10,000 of the note was converted into 533,334 shares of the Company’s common stock at a conversion price of $0.02, at which time the derivative fair value of approximately $18,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.4; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 230.94%, and the various estimated reset exercise prices weighted by probability.

December 23, 2019 first note

On December 23, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $31,000 with a purchase price of $26,500, convertible into shares of common stock of the Company, which matures on December 23, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.15 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the note, the Company issued 180,000 warrants, exercisable at $0.15, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date; a risk-free interest rate of 1.69% and expected volatility of the Company’s common stock, of 182.1%, resulting in a fair value of $5,000.

The Company estimated the fair value of the conversion feature derivative embedded in the debenture at issuance at $39,000, based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date; a risk-free interest rate of 1.59% and expected volatility of the Company’s common stock, of 230.94%, and the various estimated reset exercise prices weighted by probability. This and the warrants fair value resulted in the calculated fair value of the debt discount being greater than the face amount of the debt, and the excess amount of $17,500 was immediately expensed as financing costs.

December 23, 2019 second note

On December 23, 2019, the Company entered into a convertible note with an accredited investor for the principal amount of $31,000 with a purchase price of $26,500, convertible into shares of common stock of the Company, which matures on December 23, 2020. If the note is not paid at maturity date then the outstanding principal due under the note shall increase by $15,000. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. Additionally, if the Company is in default due to a failure to comply with the Exchange Act, is delisted, or the Company loses its bid price, the principal shall increase by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible at the lessor of $0.15 or 65% multiplied by the lowest closing price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s common shares are not DTC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 50% multiplied by the market price. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability.

In connection with the note, the Company issued 180,000 warrants, exercisable at $0.15, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.03 at issuance date; a risk-free interest rate of 1.69% and expected volatility of the Company’s common stock, of 182.1%, resulting in a fair value of $5,000.

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

2018 Convertible notes payable:

June 13, 2018 note

On June 13, 2018, the Company executed a 10% convertible promissory note payable to an accredited investor in the principal amount of $225,000, with an OID of $22,500. The first tranche of the note, in the principal amount of $75,000, with an OID of $7,500 for net cash receipt of $67,500, was paid at closing. The accredited investor may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. On August 21, 2018, a second tranche, for a 10% convertible promissory note in the amount of $25,000 was executed. On January 10, 2019, a third tranche, for a 10% convertible promissory note in the amount of $50,000 was executed. On February 15, 2019, a fourth tranche, for a 10% convertible promissory note in the amount of $35,000 was executed. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance on the first tranche was increased by $37,500. As a result, the outstanding balance of the first tranche as of December 31, 2018, was $112,500. The note principal balance on the second tranche was increased by $12,500. As a result, the outstanding balance of the second tranche as of December 31, 2018, was $37,500. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability.

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

In October 2019 the holder converted the remaining $24,250 of principal, of the third tranche, into 1,261,029 shares of common stock of the Company, at a conversion price of $0.02. At conversion the derivative fair value of $49,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with an increase in fair value of $17,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the related unamortized debt discount was also immediately expensed.

In various dates during the fourth quarter of 2019, the holder converted $44,070 of the fourth tranche, into 2,800, 000 shares of common stock of the Company, at conversion prices of $0.02 to $0.01. At conversion the derivative fair value of $49,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with an increase in fair value of $17,000 with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the date of conversion; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 172.14%, and the various estimated reset exercise prices weighted by probability. Upon conversion the related unamortized debt discount was also immediately expensed. Subsequent to year end, the remaining balance was fully converted, at a conversion price of $0.01.

July 27, 2018 note

On July 27, 2018, the Company executed an 8% fixed back-end convertible promissory note payable to an accredited investor in the principal amount of $115,000, and is due on March 27, 2019. The note is convertible into shares of Common Stock at a conversion price of $1.30 per share if converted within 5 months, or thereafter the conversion price shall be equal to the lower of (i) the fixed price or (ii) 65% of the average of the two (2) lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability.

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

July 19, 2018 note

On July 19, 2018, the Company entered into two 10% convertible redeemable notes to an accredited investor in the aggregate principal amount of $250,000, convertible into shares of common stock of the Company, with maturity dates of July 19, 2019. Each note was in the face amount of $125,000, with an original issue discount of $5,000, resulting in a purchase price for each note of $120,000. The first of the two notes was paid for by the buyer in cash upon closing, with the second note initially paid for by the issuance of an offsetting $120,000 secured promissory note issued to the Company by the buyer (“Buyer Note”). The notes are convertible beginning six months after issuance, at the lower of (i) $0.60 or (ii) 65% of the lowest of trading price for last 20 days, with the discount increased to 45% in the event of a DTC chill. The second note is not convertible until the buyer has settled the Buyer Note in cash payment, which must be funded by March 20, 2019. The Buyer Note was funded on January 17, 2019, for gross proceeds of $114,000. The Buyer Note is included in Notes Receivable in the accompanying financial statements as of December 31, 2018. During the first six months, the convertible redeemable notes are in effect, the Company may redeem the note at amounts ranging from 113% to 137% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from 60 days to 180 days from the date of issuance of each debenture. The conversion feature does not meet the definition of a derivative during the first six months, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

July 30, 2018 note

On July 30, 2018, the Company executed an 12% fixed convertible promissory note payable to an accredited investor in the principal amount of $53,000, and is due on May 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result, the outstanding balance of the note as of December 31, 2018, was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

September 11, 2018 note

On September 11, 2018, the Company executed an 12% fixed convertible promissory note payable to an accredited investor in the principal amount of $53,000, due on June 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $26,500. As a result, the outstanding balance of the note as of December 31, 2018, was $79,500. The note is convertible for 180 days from inception into shares of Common Stock at a conversion price of $1.75 per share, subject to adjustment based upon the terms of the note. After the 180 days the conversion price shall equal the lesser of: (i) $1.75; and (ii) 65% multiplied by the market price, as defined in the agreement. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days, but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

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

October 11, 2018 first note

On October 11, 2018, the Company entered into a convertible note with an accredited investor for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

The note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

October 11, 2018 second note

On October 11, 2018, the Company entered into a convertible note with an accredited investor for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000. The warrants were exercised on December 23, 2019, in a cashless exercise, resulting in the issuance of 2,251,604 shares of the Company’s common stock.

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

The October 2018 second note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

October 11, 2018 third note

On October 11, 2018, the Company entered into a convertible note with an accredited investor for the principal amount of $55,000, convertible into shares of common stock of the Company, which matures on July 11, 2019. The note bears interest at 8%, which increases to 24% upon an event of default. In an event of default as set forth in the note, the default sum becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $27,500. As a result the outstanding balance of the note as of December 31, 2018, was $82,500. The note is convertible at the lesser of: (i) $1.75; and (ii) 65% multiplied by lowest end of day VWAP during the previous 20 days before the Issue date of the note, and (iii) 65% multiplied by the market price (as defined in the note. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. The discount is increased to 50% if the Company is not DTC eligible, or if the conversion price falls to below $0.01, and the principal amount of the note shall increase by $15,000. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time ranging from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

In connection with the note, the Company issued 150,000 warrants, exercisable at $0.34, with a five year term. The Company estimated the fair value of the warrants using the Black Scholes pricing model. The key valuation assumptions used consist, in part, of the price of the Company’s common stock of $0.27 at issuance date; a risk-free interest rate of 3.0% and expected volatility of the Company’s common stock, of 158.6%, resulting in a fair value of $37,000. The warrants were exercised on December 23, 2019, in a cashless exercise, resulting in the issuance of 2,251,604 shares of the Company’s common stock.

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

The October 11, 2018 third note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of $69,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $2,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

October 16, 2018 note

On October 16, 2018, the Company entered into a 12% convertible note with an accredited investor for the principal amount of $43,000, convertible into shares of common stock of the Company, which matures on July 30, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note was in default due to the Company being delinquent in their filings under the Exchange Act, and therefore the principal was increased 50%, to $64,500, with the increase being recognized as a penalty expense in the accompanying Statement of Operations. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note.

The note was fully converted on April 24, 2019, at which time the derivative fair value of $55,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $25,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.65; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock, of 222.18%, and the various estimated reset exercise prices weighted by probability.

October 29, 2018 note

On October 29, 2018, the Company entered into a 12% convertible note for the principal amount of $118,000 with an accredited investor, which matures on October 29, 2019, and has a $5,000 OID. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at 60% of market price (as defined in the note). The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default. The derivative liability was recognized on April 27, 2019, in the initial amount of $177,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.62; a risk-free interest rate of 2.46% and expected volatility of the Company’s common stock, of 200.74%, and the various estimated reset exercise prices weighted by probability.

The note was fully converted on several dates in the second quarter of 2019, at which time the derivative fair value of approximately $114,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $63,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock on the dates converted; a risk-free interest rate ranging from 2.29% to 2.45% and expected volatility of the Company’s common stock ranging from 143.85% to 172.14%, and the various estimated reset exercise prices weighted by probability.

October 31, 2018 note

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with an accredited investor, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $75,000. As a result, the outstanding balance of the note as of December 31, 2018, was $225,000. The note is convertible at a variable conversion rate lessor of (i) lowest closing price during the previous 25 trading day period, prior to the date of note and (ii) the variable price, which is 60% by market price (lowest closing price for 25 days prior to conversion). The discount increases by 15% discount if there is a DTC “chill” in effect., and an additional 10% if the Company is not DWAC eligible. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. The conversion price is adjusted if any 3rd party has the right to convert monies at a discount to market greater than the conversion price in effect at that time then the holder, may utilize such greater discount percentage. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain the reserve shares or fails to replenish then within 3 days of request, the principal balance increases by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

On several dates in June 2019, $94,638 of the note was converted, at which time the derivative fair value of approximately $72,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $46,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.27% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

On July 26, 2019, $55,362 of the note was converted into 1,193,058 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $63,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $105,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.19; a risk-free interest rate of 2.44% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

October 31, 2018 note

On October 31, 2018, the Company entered into a 12% convertible promissory note in the principal amount of $150,000 with an accredited investor, which matures on July 31, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 200% of the principal outstanding and accrued interest. Additionally, if the market price of the Company’s common stock falls below $0.01, the principal shall increase by $25,000. As of December 31, 2018, the note was in default due to the Company being delinquent in their filings under the Exchange Act with the SEC, and therefore the note principal balance was increased by $150,000. As a result, the outstanding balance of the note as of December 31, 2018, was $300,000. The note is convertible at a variable conversion rate lessor of (i) the closing price on the day preceding the issue date and (ii) 60% of either the lowest closing price during 25 days prior to and including the conversion date, or the closing bid price, whichever is lower. The discount increases by 15% discount if there is a DTC “chill” in effect or closing price falls below $0.05875. Additionally, if the Company enters into a Section 3(a)(9) or 3(a)(10) transaction, there shall be liquidation damages of 25% of the outstanding principal balance of the debt, but not to be less than $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible.

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

On several dates in June 2019, $140,206 of the note was converted, at which time the derivative fair value of approximately $122,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of $29,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.24; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

On July 26, 2019, $28,300 of principal and $13,506 of accrued interest of the note was converted into 503,710 shares of the Company’s common stock at a conversion price of $0.05, at which time the derivative fair value of approximately $36,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, with no change in the fair value, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.21; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

December 3, 2018 note

On December 3, 2018, the Company entered into a 12% convertible note with an accredited investor, for the principal amount of $53,000, convertible into shares of common stock of the Company, which matures on September 15, 2019. In an event of default as set forth in the note, the interest rate increases to a default amount of 22%, and the default sum due becomes 150% of the principal outstanding and accrued interest, and if the Company cannot deliver conversion shares or fails to reserve sufficient authorized shares, then the default sum increases to 200%. The note is convertible during first 180 days after issuance at a fixed conversion price of $1.75. After the initial conversion period, the conversion price shall equal the lesser of: (i) the fixed price; and (ii) 65% multiplied by the market price (as defined in the note). Per the agreement, the Company is required at all times to have authorized and reserved six times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 115% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and will at that time require bifurcation and to be accounted for as a derivative liability. The derivative liability was recognized on June 1, 2019, in the initial amount of $87,000 based on the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.43; a risk-free interest rate of 2.35% and expected volatility of the Company’s common stock, of 143.85%, and the various estimated reset exercise prices weighted by probability.

The note was fully converted on several dates in June 2019, at which time the derivative fair value of approximately $61,000 relating to the conversion feature was reclassified to equity. The derivative was revalued prior to reclassification, resulting in a decrease in the fair value of approximately $26,000, with the key valuations assumptions consisting, in part, of the price of the Company’s common stock of $0.23; a risk-free interest rate of 2.33% and expected volatility of the Company’s common stock of 172.14%, and the various estimated reset exercise prices weighted by probability.

Several of the notes were in default at certain times during the year ended December 31, 2018 and through the second quarter of 2019, due to the Company being delinquent in their filings under the Exchange Act with the SEC, and in accordance with the default terms, the principal on these notes was increased 50%, with the increase of approximately $413,000 and $490,000 for the years ending December 31, 2019 and 2018, respectively, being recognized as penalty expenses in the accompanying Statement of Operations.

As a result of default penalties as discussed above, as well as differences in conversion prices applied by the note holders as compared to the original terms of the convertible debentures, for the year ending December 31, 2018, the Company recognized a loss on debt conversion of $176,745.

The derivative liability arising from all of the above discussed debentures was revalued at each period end and as of December 31, 2019, resulting in an increase of the fair value of the remaining derivative liability of approximately $381,000 for the year ended December 31, 2019. During the year ended December 31, 2019, there was a reclass of approximately $4,274,000 of the derivative fair value to equity upon the conversions of approximately $3,143,000 of principal, and a decrease in the fair value of approximately $608,000 immediately prior to conversion. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.63% and expected volatility of the Company’s common stock ranging from 148.69% to 158.40%, and the various estimated reset exercise prices weighted by probability. The derivative liability was revalued at December 31, 2018, resulting in an increase of the fair value of the remaining derivative liability of $24,000 for the year ended December 31, 2018. During the year ended December 31, 2018, there was a reclass of $61,000 of the derivative fair value to equity upon the conversions of approximately $53,000 of principal, and a decrease in the fair value of $7,000 immediately prior to conversion. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate of 2.63% and expected volatility of the Company’s common stock ranging from 148.69% to 158.40%, and the various estimated reset exercise prices weighted by probability.

As the conversion features on specified notes have variable conversion prices with no stated floor, the warrants issued with both the units purchased (Note 9) as well as certain convertible notes, were required to be classified out of equity as liabilities in October 2018, when the first conversion feature triggered liability classification of the warrants outstanding. The original fair value recognized for the warrant liability, which includes the warrants issued with convertible debentures issued in October 2018, as disclosed above, totaled $514,000. The key valuation assumptions used as at inception consist, in part, of the price of the Company’s common stock ranging from $0.27 to $0.20; a risk-free interest rate ranging from 3.04% to 2.28% and expected volatility of the Company’s common stock ranging from 171.6% to 158.60%.

The warrant liability was revalued at December 31, 2019, resulting in an increase of the fair value of the warrant liability of $839,000 for the year ended December 31, 2019. The key valuation assumptions used as of December 31, 2019 consist, in part, of the price of the Company’s common stock of $0.03; a risk-free interest rate ranging from 1.55% to 1.69% and expected volatility of the Company’s common stock ranging from 182.1% to 297.1%. The warrant liability was revalued at December 31, 2018, resulting in a decrease of the fair value of the warrant liability of $140,000 for the year ended December 31, 2018. The key valuation assumptions used as of December 31, 2018 consist, in part, of the price of the Company’s common stock of $0.20; a risk-free interest rate ranging from 2.45% to 2.63% and expected volatility of the Company’s common stock ranging from 148.7% to 178.2%.

For the years ended December 31, 2019 and 2018, the Company has recognized approximately $367,000 and $68,000 in interest expense related to the notes as described above.

Note 8 - Related Party Transactions

On August 31, 2018, the Company acquired 100% of the outstanding shares of its licensor, PT Kinerja, which had previously issued the Company, as licensee, the exclusive license of the Company’s IP technology. (Note 2) At the date of the closing of the acquisition, PT Kinerja had 18 million shares issued and outstanding, of which 75% or 13.5 million the shares were owned by the CEO of the Company. The consideration for the acquisition was $1,200,000, to be paid by a promissory note which was issued by the Company to PT Kinerja shareholders, all related parties. The promissory note (the “Note”) bears interest at the rate of 6% per annum and is due twenty-four months from the date of the agreement. As part of the acquisition, the Company terminated its Service agreement dated February 20, 2016, with PT Kinerja. In accordance with ASC 805-50-30-5, Transactions Between Entities Under Common Control, as the Company’s CEO and sole director was in control of both the Company and PT. Kinerja, the acquisition was accounted for under common control accounting, and therefore the assets acquired and liabilities assumed were recognized at their historical cost basis. During the year ended December 31, 2019, approximately $304,000 was paid on the promissory note, resulting in a balance outstanding of approximately $896,000 as of December 31, 2019. Subsequent to year end, on March 17, 2020, the Company paid $664,534 of the promissory note (See Note 12). For the years ending December 31, 2019 and 2018, interest expense was approximately $68,000 and $24,000, respectively, was recognized, resulting in accrued interest in the amount of approximately $92,000 and $24,000, for the years ending December 31, 2019 and 2018, respectively.

Payable to related party consists of the note payable with the Company’s CEO and expenses paid on behalf of the CEO. In addition, during the year ended December 31, 2018, upon the closing of the acquisition the Company assumed the liability of $119,340 owed by the Company’s CEO on the building owned/used by PT. Kinerja. Additionally, the Company assumed an officer loan in the amount of $672,810, which is non-interest bearing and due on demand. The balance as of December 31, 2019 of $700,881 reflects changes in foreign currency. Subsequent to year end, on March 17, 2020, the Company paid off the payable to related party (See Note 12).

On May 9, 2017, the Company entered into a $50,000 note payable with their CEO and controlling stockholder. The balance is due on demand and accrues interest at 8% per annum. For the years ending December 31, 2019 and 2018, interest expense was approximately $4,000 and $4,000, respectively, was recognized, resulting in accrued interest in the amount of approximately $8,000 and $4,000, for the years ending December 31, 2019 and 2018, respectively.

Note 9 - Stockholders’ Equity

On July 26, 2019, the Board of Directors of the Company authorized an increase in the authorized common shares of the Company to 950,000,000.

On November 25, 2019, the Board of Directors of the Company authorized an increase in the number of authorized shares of common stock to 2,000,000,000.

Series A Convertible Preferred Stock

On January 2, 2018, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 400,000 shares with a par value of $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has no voting rights, and shall be entitled to receive such dividends paid to the holders of common shares, on an as-converted basis. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of Series A Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its shareholders an amount per Preferred Shares equal to the amount per shares such holder would receive if the Preferred Shares were converted into common stock immediately prior to the date of such payment.

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

On July 11, 2018, the Company issued to the institutional investor a total of 416,667 shares of common stock, pursuant to a notice of conversion dated July 9, 2018, in connection with the conversion of 200,000 shares of the Series A Convertible Preferred Stock, at an adjusted conversion price of $0.60, which adjustment was subject to an agreement between the Company and the institutional investor. As a result of the modification to the conversion price, the Company recognized a loss on conversion in the amount of $190,255. On January 17, 2019, as a result of an agreement between the Company and the institutional investor to adjust the conversion price to $0.20, the Company issued the holder of the Series A Convertible Preferred Stock 833,333 shares of their common stock as a retroactive modification of the conversion price on the previously conversions. As a result of the additional shares issued, the Company recognized a loss on conversion in the amount of $708,333.

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

As of December 31, 2019, and 2018, there are no shares of the Series C Preferred Stock issued or outstanding.

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

On January 15, 2019, the 200,000 Series D Preferred Shares were issued to the shareholders of FRS Lending, Inc., a Delaware corporation (“FRS”) in consideration for the acquisition by the Company of 100% of the capital stock of FRS, which shall operate on behalf of and provide the Company with services related to the Company’s lending and micro-lending activities and related lending services in the U.S., Indonesia and internationally, which is a newly developing division that the Corporation is planning to devote resources to grow its operations. The fair value of the consideration was calculated at $2,372,945, based on 10% of the fully diluted common shares of the Company as of the date of issuance. FRS did not have any significant tangible assets or liabilities as of the date of acquisition. The agreement also includes an employment agreement with a three-year term. The consideration issued in the acquisition has been recognized as consideration related to the employment agreement and will be amortized over the three-year term of the employment agreement, with the unamortized balance recognized as prepaid expense. The amortization expense for the year ended December 31, 2019 was approximately $758,000.

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

Series E Preferred Stock

On December 11, 2018, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 200,000 shares with a par value of $0.0001 per share (the “Series E Preferred Stock”). The Series E Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the holders decide to convert. The Series E Preferred Stock is convertible into a number of shares of the Company’s common stock equal to a total of 15% percent of the Company’s outstanding shares of common stock as exists on the date of issuance, on a fully-diluted basis, which includes all shares of common stock underlying convertible debt or other securities of the Company convertible into shares of the Company’s common stock, including shares underlying the shares of Series E Preferred Stock (collectively, the “Convertible Securities”). The Series E Preferred Stock includes anti-dilution protection rights, whereby for a period of 3 years from the date of issuance of the Series E Preferred Stock, and provided that the holder of Series E Preferred Stock shall hold at least 15,000 shares of Series E Preferred Stock, the holder shall be entitled to convert of the shares of Series E Preferred Stock into a number of shares of the Company’s fully-diluted common stock at the date of conversion.

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

Series F Preferred Stock

On January 18, 2019, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 100,000 shares with a par value of $0.0001 per share (the “Series F Preferred Stock”). The Series F Preferred Stock have no voting rights, bear a dividend of 6% per annum, and are convertible into shares of the Company’s Common Stock at an average of $1.80 per share. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of Series F Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its shareholders on the same basis and pari passu with any shares of Preferred Stock, As of December 31, 2019, and the date of this filing, no shares of Series F Preferred Stock have been issued.

Series G Preferred Stock

On January 18, 2019, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 100,000 shares with a par value of $0.0001 per share (the “Series G Preferred Stock”). The Series G Preferred Stock have no voting rights and bear a dividend of 6% per annum, The Company, at its sole option, can request a mandatory conversion on or after a date six months from the issuance of the Series G Preferred Stock, provided that the shares of the Company’s common stock, shall be traded at an average closing price of $3.50 or higher during a twenty trading day period and have an average daily volume during those twenty trading day period of $100,000 dollars or higher, at a conversion price of $1.80, In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of Series F Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its shareholders on the same basis and pari passu with any shares of Preferred Stock, As of December 31, 2019, and the date of this filing, no shares of Series G Preferred Stock have been issued.

Issuance of Shares of Common Stock and Warrants for cash

On March 19, 2019, the Company received $70,000 through a placement of 140,000 common stock units to an investor for an offering price of $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase common stock. The 140,000 warrants are exercisable at $1.00 and expire two years from the date of issuance. The warrants were valued at $45,000, using the Black-Scholes pricing model, with the following assumptions: expected dividend yield of 0%; risk-free interest rate of 2.23%; expected volatility between 170.2%. Due to the conversion features on specified notes having variable conversion prices with no stated floor, the warrants were required to be classified out of equity and included in warrant liabilities (Note 6). The common stock related to the units were not issued upon the unit purchase, and were recognized as stock payable.

During the second quarter of 2019, the Company received $76,374 for the sale of an additional 59,000 shares of common stock. The common stock was not issued upon purchase, and was recognized as stock payable.

On November 7, 2019, effective as of May 7, 2019, the Company issued the 199,000 shares of common stock that had been recognized in Stock Payable as of September 30, 2019.

Issuance of Shares of Common Stock for Services

On January 10, 2019, the Company issued a total of 3,200,000 restricted shares to various third parties for consulting services valued at $883,200 based upon the market price of the shares of $0.28 on the date of issuance. The fair value of the shares was recognized in Prepaid assets at issuance and as the consulting agreements were for a term ending December 31, 2019, the expense was recognized over the term of the agreement.

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

On July 2, 2019, the Company issued 450,000 shares to consultants for services, with a fair value of $211,500, based on the fair value of the Company’s common stock on the date of the consulting agreements.

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

On October 15, 2019, the Company issued an additional 1,750,000 restricted shares to three separate third parties for consulting services under amendments to previously issued consulting agreements, valued at $157,500 based upon the market price of the shares of $0.09 on the date of issuance.

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

On February 9, 2018, the Company issued a total of 200,000 restricted shares to two parties in consideration for services valued at$220,000 based upon the price of the shares on the date of issuance.

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

For the years ended December 31, 2019 and 2018, approximately $2,979,000 and $2,088,000 was recognized as consulting expense for the above issued shares.

Treasury stock

During the year ended December 31, 2019, the Company bought back 616,000 shares of their common stock for $86,340, which will be recognized in Treasury stock until such time as the Company resells or retires the shares.

Warrants

See Note 7 for disclosure of warrants issued or exercised in connection with new convertible debentures entered into during the years ended December 31, 2019 and 2018.

On January 2, 2018, the Company received $100,000 as a result of the exercise by an institutional investor of 100,000 Class C Warrants that had been originally issued as part of a unit purchase transaction in April 2017. The Class C Warrants were exercisable for a period of 12 months to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

Warrants outstanding as of December 31, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at January 1, 2018	3,754,714	$1.65	2.3
Granted in 2018	1,537,500	$0.52	4.2
Exercised in 2018	(100,000)
Expired in 2018	(914,000)
Outstanding at December 31, 2018	4,278,214	$1.28	3.3

Granted in 2019	6,439,277	$0.17	4.9
Exercised in 2019	(940,500)	$0.30	4.1
Expired in 2019	(1,325,000	$1.00
Outstanding at December 31, 2019	8,451,991	$0.57	4.0

Note 10 - Income Taxes

The Company follows the guidelines of ASC 740, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. The Company’s net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through the Company’s recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

The Company has a current operating loss carry-forward of approximately $13,283,000. Management has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of the net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The components of income tax expense for the years ended December 31, 2018 and 2017 consist of the following:

	2019	2018
Federal Tax statutory rate	21.00%	21.00%
Permanent differences	20.35%	6.79%
Valuation allowance	(41.35)%	(27.79)%
Effective rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

Individual components giving rise to the deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax benefit	$1,584,000	$1,058,000
Net operating loss carryover	2,789,000	1,038,000

Total deferred tax asset	4,373,000	2,096,000
Less valuation allowance	(4,373,000)	(2,096,000)
	$-	$-

The Company’s net deferred tax asset and valuation allowance increased by approximately $2,278,000 for the year end December 31, 2019 from the year ended December 31, 2018.

The Company is not under examination by any jurisdiction for any tax year. Their federal and state income tax returns are open for fiscal years ending on or after December 31, 2014. At December 31, 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC 740-10.

Note 11 - Commitments and Contingencies

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

The Company has no current legal proceeding and did not accrue any loss for contingencies as of December 31, 2019 and 2018.

Note 12 - Subsequent Events

On February 4, 2020, the Board of Directors authorized an increase in the number of authorized shares of common stock from 2,000,000,000 to 3,000,000,000.

On March 24, 2020, the Board of Directors authorized an increase in the number of authorized shares of common stock to 5,000,000,000.

On April 8, 2020, the Board of Directors authorized an increase in the number of authorized shares of common stock to 15,000,000,000.

On March 18, 2020, the Company’s board of directors authorized the designation of a Convertible Preferred Stock consisting of 100,000 shares with a par value of $0.0001 per share (the “Series L Preferred Stock”). The Series L Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the holders decide to convert. Holders of the Series L Preferred Stock will have no voting rights. The Series L Preferred Stock shall participate with the common stock, on an as converted basis, in any dividends declared by the Company. The Series L Preferred shall not participate in the dividends to be payable on any new series of preferred stock. The Series L Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.10 per share. The Company shall reserve out of its authorized and unissued common stock as long as any of the Series L Preferred Stock are outstanding a number of common shares equal to 100% of the conversion rate with respect to the conversion amount of all remaining outstanding shares of Series L Preferred Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holder of shares of Series F Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its shareholders on the same basis and pari passu with any shares of Preferred Stock,

On March 18, 2020, the 100,000 Series L Preferred Shares were issued to Company’s CEO and Chairman, Edwin Ng at $10.00 per share, for a purchase price of $1,000,000. $664,534 of this amount was used to pay down the Promissory note, related party, leaving a balance of $231,706 still due on the note.

On December 10, 2018, the Company entered into a signed commitment with PT. Investa Wahana Group, Indonesia to invest $200 million, subscribing for $100 million in shares of the Company’s Series F Convertible Preferred Stock and an addition $100 million in shares of the Company’s Series G Convertible Preferred Stock. To date, the Company has not received the subscription proceeds but the Company understands that the Wahana Group is still pursuing its efforts to monetize their subscription agreements utilizing collateral to support letters of credit. There can be no assurance that the Wahana Group will be successful or when, if ever, the Company will receive subscription proceeds from Wahana Group under the Series F Preferred Stock Subscription Agreement.

KinerjaPay’s intended use of proceeds from the Wahana Group Subscription Agreement are to fund the Company’s peer-to-peer lending operations, potential acquisitions and strategic investments in the Company’s home-based region as part of their expansion plan for 2020. The Company also plans to allocate a certain portion of the subscription proceeds, if and when received, to repurchase KinerjaPay’s stock in the open market, subject to the rules and regulations of the SEC.

January 21, 2020 note

On January 21, 2020, the Company entered into a 12% convertible promissory note in the principal amount of $86,625 with an accredited investor, which matures on January 21, 2021. The note has an OID of $7,875, for a purchase price of $78,750. The note bears interest at 10%, which increases to 18% upon an event of default. If the note is not paid at maturity, the outstanding principal shall increase by 10%. If the Company loses their bid price, the outstanding principal shall increase by 20%, and if the Company is delisted or the trading of the common stock is suspended for more than ten consecutive days or the Company ceases to file 1934 Act reports with the SEC, the outstanding principal shall increase by 50%. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible commencing six months after issuance of the note (or upon an event of Default) at a conversion price which shall equal the lesser of: (i) $0.25; and (ii) 60% multiplied by the lowest closing bid price during the 20 days prior to the conversion. The discount will be increased by 10% if the Company’s experiences a DTC “chill”. Additionally, if the Company is not current in their filings with the SEC, and does not cure the delinquency within 10 days, the base price of the conversion price shall change to the lowest closing bid price during the delinquency period. Per the agreement, the Company is required at all times to have authorized and reserved four times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 120% to 140% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature does not meet the definition of a derivative during the first 180 days but will meet the definition of a derivative when the conversion price becomes variable and would at that time require bifurcation and to be accounted for as a derivative liability.

January 24, 2019 note

On January 24, 2020, the Company entered into a convertible note with an accredited investor. for the principal amount of $75,000, convertible into shares of common stock of the Company, which matures on January 24, 2020. The convertible note had an OID of $3,000, for a purchase price of $72,000. The note bears interest at 12%, which increases to 18% upon an event of default. The note is convertible commencing 180 days after issuance of the note (or upon an event of Default), with a variable conversion rate at a 40% discount to the lowest closing price during the previous twenty days to the conversion date. The conversion rate adjusts if there are common stock equivalents issued and in which the aggregate per share price is below the original conversion price, in which case the adjusted conversion price is the lower of the original conversion price or 25% of the aggregate price. The discount increases to a 55% discount if there is a DTC “chill” in effect and an additional 5% if the Company is not DWAC or DTC eligible, as well as an additional 5% discount for each event of default. The debenture also includes various liquidated damages for various events, as set forth in the agreement, such as the Company’s inability or delay in the timely issuance of the shares upon receipt of a conversion request. In an event of default, as defined in the note, the “default amount” shall be calculated at the product of (A) the then outstanding principal amount of the note, plus accrued interest, divided by (B) the conversion price as determined on the issuance date, multiplied by (C)the highest price at which the common stock traded at any time between the issuance date and the date of the event of default. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. Per the agreement, the Company is required at all times to have authorized and reserved eight times the number of shares that is actually issuable upon full conversion of the note. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 145% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture, and at 150% after 180 days. The conversion feature meets the definition of a derivative and therefore requires bifurcation and will be accounted for as a derivative liability on the date the note becomes convertible, either 180 days after issuance or upon an event of default.

January 30, 2020 note

On January 30, 2020, the Company entered into a 12% convertible note with an accredited investor for the principal amount of $167,750, convertible into shares of common stock of the Company, which matures on January 20,2021. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DWAC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

In connection with the note, the Company issued 5,242,187 warrants, exercisable at $0.04, with a five year term.

February 10, 2020 note

On February 10, 2020, the Company executed a 10% convertible promissory note payable to an accredited investor in the principal amount of $350,000, with an OID of $35,000. The first tranche of the note, in the principal amount of $30,000, with an OID of $3,000 for net cash receipt of $27,000, was paid at closing. The accredited investor may pay, in its sole discretion, such additional amounts of the consideration and at such dates as the holder may choose in its sole discretion. Each tranche shall be due twelve months after payment. In an event of default as set forth in the note, the interest rate increases to a default amount of 15%, and the default sum due becomes 150% of the principal outstanding and accrued interest. The note is convertible at a variable conversion rate of 65% of the lowest closing price during 20 days prior to the conversion date. If at any time while the note is outstanding, the conversion price is equal to or lower than $0.50, then an additional fifteen percent (15%) discount shall be factored into the conversion price. The discount will also be increased by 10% if the Company’s common shares are not DTC deliverable. Additionally, if the Company fails to comply with the reporting requirements of the Exchange Act (including but not limited to becoming late or delinquent in its filings, even if the Company subsequently cures such delinquency), the discount shall be increased an additional 15%. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. The conversion feature met the definition of a derivative and required bifurcation and to be accounted for as a derivative liability

April 9, 2020 note

On April 9, 2020, the Company entered into a 12% convertible note with an accredited investor for the principal amount of $150,000, convertible into shares of common stock of the Company, which matures on April 9,2021. In an event of default as set forth in the note, the interest rate increases to a default amount of 24%. In the event of default, the outstanding principal balance increases to 150%, and if the Company fails to maintain the required authorized share reserve, the outstanding principal increases to 200%. If certain events of default, relating to the reporting requirements or listing of the Company’s common stock, occur or continue after six months from the date of issuance of the note, the principal increases by $15,000. The outstanding amount due under the note as of May 29, 2020, is in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. The note is convertible into shares of Common Stock at a conversion price the lower of (i) the lowest closing price (as defined) during the previous twenty trading days prior to the date of the note or (ii) 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC market on which the Company’s shares are traded, for the 20 prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. The discount will be increased by 10% if the Company’s common shares are not DWAC deliverable, and increased by 15% if there is a DTC “chill”. Furthermore, if the Company fails to maintain its status as “DTC Eligible” for any reason, or, if the conversion price is less than $0.01 at any time after the issue date, the principal amount of the note shall increase by $15,000. In addition, the variable conversion price shall be redefined to mean 40% multiplied by the market price. The conversion price shall be adjusted upon subsequent sales of securities at a price lower than the original conversion price. If the Company enters into a 3(a)(9) or 3(a)(10) issuance of shares there are liquidation damages of 25% of principal, not to be below $15,000. Per the agreement, the Company is required at all times to have authorized and reserved ten times the number of shares that is actually issuable upon full conversion of the note. If the Company does not maintain or replenish the reserve amount within three days of request by the holder, the principal amount of the note shall increase by $5,000. During the first 180 days the convertible redeemable note is in effect, the Company may redeem the note at amounts ranging from 135% to 150% of the principal and accrued interest balance, based on the redemption date’s passage of time from the date of issuance of the debenture. The conversion feature meets the definition of a derivative and requires bifurcation and will be accounted for as a derivative liability.

In connection with the note, the Company issued 53,571,428 warrants, exercisable at $0.0014, with a five year term.

On March 9, 2020, the Company sold their building, which was obtained as part of the PT Kinera acquisition, for $803,571 (Rp.11,250,000). As of December 31, 2019, the building had a carrying value of $764,093, which will result in a gain on sale of building of around $40,478, when the carrying value of the building as of the date of the sale is determined. The cash proceeds were used to pay off the Payable to Related Party.

The outstanding amounts due under various convertible debentures as of May 29, 2020, are in default as of the date of this filing as the Company is delinquent in its periodic reporting under the Securities Act of 1934. (Note 7)

Subsequent to year end, the Company converted approximately $1,616,000 of principal on their convertible debentures and approximately $92,000 of accrued interest and fees into 1,444,977,456 shares of common stock.

Subsequent to year end, the Company issued a total of 12,380,220 shares of their common stock to various consultants for services. These shares were valued using the share price on the date of the grant of $0.02, resulting in an expense of approximately $194,000.

